Form 10QSB
period 1996-01-01
ALGIERS BANCORP INC
filed 1996-06-27
CIK 1011296

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -------   EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

- -------   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

          For the transition period from --------- to ---------

                         Commission File Number 333-2770

                              ALGIERS BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

                LOUISIANA                                     72 - 1317594
     -------------------------------                       -------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

             #1 WESTBANK EXPRESSWAY, NEW ORLEANS, LOUISIANA 70114
                   (Address of principal executive offices)

          Issuer's telephone number, including area code: (504) 367-8221

          Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes       No   X*
                                                  -----    -----

          Shares of common stock, par value $.01 per share, outstanding as of March 31, 1996: 100

          Transitional Small business Disclosure Format (check one):
          Yes       No   X  .
              -----    -----

          *The issuer just became subject to the filing requirements of
           Section 13 or 15(d) when its Form SB-2 was declared effective on May 13, 1996.

                              ALGIERS BANCORP, INC.

                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1996

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and
Item 303 of Regulation S-B is included in this Form 10-Q as referenced below:

Item 1 - Financial Statements

     Statement of Financial Condition at March 31, 1996 ................Page 3

     Statement of Income From February 5, 1996 (Date
       of Incorporation) To March 31,1996 ..............................     4

     Statement of Cash Flows From February 5, 1996 (Date of
       Incorporation) To March 31, 1996 ................................     5

     Notes to Financial Statements .....................................     6

Item 2 - Management's Discussion and Analysis of Financial
 Condition and Results of Operations ...................................     7

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings .............................................     8

Item 2 - Changes in Securities .........................................     8

Item 3 - Defaults Upon Senior Securities ...............................     8

Item 4 - Submission of Matters to a Vote of Security-Holders ...........     8

Item 5 - Other Information .............................................     8

Item 6 - Exhibits and Reports on Form 8-K ..............................     8

Signatures .............................................................     9

                              Algiers Bancorp, Inc.

                        STATEMENT OF FINANCIAL CONDITION

                                 March 31, 1996
                                   (Unaudited)




                                     ASSETS
Assets:
  Receivable                                                          $ 1,000
                                                                     ---------
     Total Assets                                                     $ 1,000
                                                                     =========

                       LIABILITIES AND STOCKHOLDER EQUITY

Liabilities                                                           $   -
                                                                     ---------
     Total Liabilities                                                $   -

Stockholders' Equity:
  Common Stock, Par Value $.01, 10,000,000
    Shares Authorized; 100 Shares Issued and
    Outstanding                                                       $     1

  Paid in Capital in Excess of Par                                        999

  Retained Earnings                                                       -
                                                                     ---------
    Total Stockholder Equity                                          $ 1,000
                                                                     ---------

    Total Liabilities and Stockholder
    Equity                                                            $ 1,000
                                                                     =========


















               See accompanying notes to financial statements.

                              Algiers Bancorp, Inc.

                               STATEMENT OF INCOME

                      For the Period from February 5, 1996
                    (Date of Incorporation) to March 31, 1996
                                   (Unaudited)






Total Income                                                          $   -
Total Expense                                                         $   -
                                                                     ---------
  Net Income                                                          $   -
                                                                     =========

Earnings Per Share                                                    $   -
                                                                     =========

















               See accompanying notes to financial statements.

                              Algiers Bancorp, Inc.

                             STATEMENT OF CASH FLOWS

                      For the Period from February 5, 1996
                    (Date of Incorporation) to March 31, 1996
                                   (Unaudited)


Operations:
  Net Cash Provided by Operations                                     $   -

Investing Activities:
  Net Cash Provided by Investing Activities                               -

Financing Activities:
  Proceeds from Stock Issuance                                          1,000
                                                                     ---------
  Net Cash Provided by Financing Activities                             1,000
                                                                     ---------
Increase in Cash and Cash Equivalents                                   1,000

Cash and Cash Equivalents at Beginning of Period                          -
                                                                     ---------
Cash and Cash Equivalents at End of Period                            $ 1,000
                                                                     =========

















               See accompanying notes to financial statements.

                              Algiers Bancorp, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 1996

Note 1 - Basis of Presentation -

     On February 5, 1996, Algiers Homestead Association (the "Homestead") incorporated Algiers Bancorp, Inc., (the "Company") to facilitate the conversion of the Homestead from mutual to stock form (the "Conversion"). In connection with the Conversion, the Company is offering its common stock to the depositors and borrowers of the Homestead as of specified dates, to an employee stock ownership plan and to members of the general public. Upon consummation of the Conversion, all of the Homestead's to be outstanding common stock will be issued to the Company, and the Company will become the holding company for the Homestead.

     The Company filed a Form SB-2 with the Securities and Exchange Commission ("SEC") on March 26, 1996, which as amended was declared effective by the SEC on May 13, 1996. The Homestead filed a Form AC with the Office of Thrift Supervision ("OTS") and the Office of Financial Institutions ("OFI") on March 26, 1996. The Form AC and related offering and proxy materials, as amended, were conditionally approved by the OTS and OFI by letters dated May 13, 1996 and May 14, 1996. The Company also filed an Application H-(e) 1-S with the OTS and the OFI on March 26, 1996, which was conditionally approved by the OTS by letter dated May 13, 1996. The Application H-(e) 1-S is currently pending with the OFI.

     Consummation of the Conversion is contingent upon approval of the plan by the members of the Homestead and the sale of a sufficient number of shares of common stock consistent with an independent appraisal of the pro forma market value of the common stock. The members of the Association are scheduled to vote upon the Plan at a special meeting to be held on June 27, 1996, and the subscription and community offering closed on June 24, 1996.

     In connection with the incorporation of the Company, the Company issued 100 shares of common stock to the Association. The shares will be canceled upon consummation of the Conversion, which will be accounted for under the pooling of interests method of accounting.

     The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.

Note 2 - Earnings Per Share -

     Earnings per share is not considered meaningful as the Conversion has not yet been completed, the Company has not yet engaged in operations, and the 100 shares currently held by the Association will be canceled upon consummation of the Conversion.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

          Algiers Bancorp, Inc is a Louisiana corporation organized in February, 1996 by the Homestead for the purpose of becoming a unitary holding company of the Homestead. The Company will purchase all of the capital stock of the Homestead to be issued in the Conversion in exchange for 50% of the net conversion proceeds and will retain the remaining 50% of the net conversion proceeds as its initial capitalization. Immediately following the Conversion, the only significant assets of the Company will be the capital stock of the Homestead, the Company's loan to the ESOP, and the remainder of the net Conversion proceeds retained by the Company. Initially, the business and management of the Company will primarily consist of the business and management of the Homestead. Initially, the Company will neither own nor lease any property, but will instead use the premises, equipment and furniture of the Homestead. At the present time, the Company does not intend to employ any persons other than officers of the Association, and the Company will utilize the support staff of the Homestead from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

          Management believes that the holding company structure will provide the Company with additional flexibility to diversify, should it decide to do so, its business activities through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions and financial services related companies. Although there are no current arrangements, understandings or agreements, written or oral, regarding any such opportunities or transactions, the Company will be in a position after the Conversion, subject to regulatory limitations and the Company's financial position, to take advantage of any such acquisition and expansion opportunities that may arise. The initial activities of the Company are anticipated to be funded by the proceeds retained by the Company and earnings thereon or, alternatively, through dividends from the Association.

          To date, the Company has not engaged in any business activities other than those related to the Conversion.

                              Algiers Bancorp, Inc.
                                   Form 10-QSB

                          Quarter Ended March 31, 1996

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:
          There are no matters required to be reported under this item.

Item 2 - Changes in Securities:
          There are no matters required to be reported under this item.

Item 3 - Defaults Upon Senior Securities:
          There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:
          On March 20, 1996, the Association executed a consent of sole stockholder pursuant to which it (1) approved the division of the directors of the Company into three classes, as follows: The first class, consisting of Messrs. LeBoeuf and Humphrey, III, for a term of office expiring in 1999; the second class, consisting of Messrs. Gary and Dang, for a term of office expiring in 1998; and the third class, consisting of Mr. Hugh E. Humphrey, Jr., for a term of office expiring in 1997, or until their successors are elected and appointed; and
          (2) ratified the appointment of LaPorte, Sehrt, Romig & Hand as the
          Company's independent public accountants for the fiscal   year ending
          December 31, 1996.

Item 5 - Other Information:

          There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:
          (a)  The following exhibits are filed herewith:

               EXHIBIT NO.                DESCRIPTION

                  27.1        Financial Data Schedule

                  99.1 Financial statements for Algiers Homestead Association as of March 31, 1996 and for the quarter ended March 31, 1996, including management's discussion and analysis of financial condition and results of operations.

          (b)  Reports on Form 8-K:
                No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer, caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALGIERS BANCORP, INC.
                                   REGISTRANT


DATE:  JUNE 24, 1996               BY: /s/ HUGH E. HUMPHREY, JR.
                                       -----------------------------------
                                       HUGH E. HUMPHREY, JR., CHAIRMAN
                                       OF THE BOARD, PRESIDENT AND
                                       CHIEF EXECUTIVE OFFICER



DATE: JUNE 24, 1996                BY: /s/ DENNIS J. MCCLUER
                                       -----------------------------------
                                       DENNIS J. MCCLUER
                                       VICE PRESIDENT