Form 10QSB
period 1996-06-30
ALGIERS BANCORP INC
filed 1996-08-13
CIK 1011296

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -------   EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- -------   ACT OF 1934

                    For the transition period from            to
                                                   ----------    ----------
                         Commission File Number 0-20911

                         ALGIERS BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

              LOUISIANA                                  72 - 1317594
              ---------                                  ------------
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)

          #1 WESTBANK EXPRESSWAY, NEW ORLEANS, LOUISIANA 70114
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (504) 367-8221

          Check whether the issuer (1) filed all reports required to be filed by
          Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                            ---   ---

          Shares of common stock, par value $.01 per share, outstanding as of June 30, 1996: 100

          Transitional Small Business Disclosure Format (check one):
          Yes       No  X  .
             -----    -----

                              ALGIERS BANCORP, INC.

                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 1996

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 - Financial Statements

     Statement of Financial Condition at June 30, 1996..... Page 3

     Statement of Income (Unaudited) From April 1, 1996 To
     June 30, 1996 and from February 5, 1996 (Date of
     Incorporation) to June 30, 1996.......................      4

     Statement of Cash Flows (Unaudited) From February 5,
     1996 (Date of Incorporation) To June 30, 1996.........      5

     Notes to Financial Statements.........................      6

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............       7

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.................................      8

Item 2 - Changes in Securities.............................      8

Item 3 - Defaults Upon Senior Securities...................      8

Item 4 - Submission of Matters to a Vote of Security-Holders     8

Item 5 - Other Information.................................      8

Item 6 - Exhibits and Reports on Form 8-K..................      8

Signatures.................................................      9

                              Algiers Bancorp, Inc.

                        STATEMENT OF FINANCIAL CONDITION

                                  June 30, 1996
                                   (Unaudited)



                                     ASSETS
                                     ------
Assets:
  Receivable                                                   $ 1,000
                                                              --------
     Total Assets                                              $ 1,000
                                                              --------
                                                              --------

                       LIABILITIES AND STOCKHOLDER EQUITY

Liabilities                                                    $   -
                                                              --------
     Total Liabilities                                         $   -

Stockholders' Equity:
  Common Stock, Par Value $.01, 10,000,000
    Shares Authorized; 100 Shares Issued and
           Outstanding                                         $     1

     Paid in Capital in Excess of Par                              999

   Retained Earnings                                               -
                                                              --------
         Total Stockholder Equity                              $ 1,000
                                                              --------
    Total Liabilities and Stockholder
           Equity                                              $ 1,000
                                                              --------
                                                              --------


     See accompanying notes to financial statements.

                              Algiers Bancorp, Inc.

                              STATEMENTS OF INCOME

                       For the Periods from April 1, 1996
              to June 30, 1996 and from February 5, 1996 (Date of
                         Incorporation) to June 30, 1996
                                   (Unaudited)


                                              04/01/96 to      02/05/96 to
                                              06/30/96          06/30/96
                                              --------          --------


Total Income                                 $   -             $   -
Total Expense                                $   -             $   -
                                              -------           -------

     Net Income                              $   -             $   -
                                              -------           -------
                                              -------           -------

Earnings Per Share                           $   -             $   -
                                              -------           -------
                                              -------           -------


     See accompanying notes to financial statements.

                              Algiers Bancorp, Inc.
                             STATEMENT OF CASH FLOWS
                   For the Period from February 5, 1996 (Date
                       of Incorporation) To June 30, 1996
                                   (Unaudited)


Operations:
  Net Cash Provided by Operations                              $   -

Investing Activities:
  Net Cash Provided by Investing Activities                        -

Financing Activities:
  Proceeds from Stock Issuance                                   1,000
                                                               -------

  Net Cash Provided by Financing Activities                      1,000

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Period                  -
                                                               -------

Cash and Cash Equivalents at End of Period                     $ 1,000
                                                               -------
                                                               -------


     See accompanying notes to financial statements.

                              Algiers Bancorp, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 1996

Note 1 - Basis of Presentation -

     On February 5, 1996, Algiers Homestead Association (the "Homestead") incorporated Algiers Bancorp, Inc., (the "Company") to facilitate the conversion of the Homestead from mutual to stock form (the "Conversion"). In connection with the Conversion, the Company offered its common stock to the depositors and borrowers of the Homestead as of specified dates, to an employee stock ownership plan and to members of the general public. Upon consummation of the Conversion on July 8, 1996, all of the Homestead's outstanding common stock was issued to the Company, the Company became the holding company for the Homestead an the Company issued 648,025 shares of common stock.

     The Company filed a Form SB-2 with the Securities and Exchange Commission ("SEC") on March 26, 1996, which as amended was declared effective by the SEC on May 13, 1996. The Homestead filed a Form AC with the Office of Thrift Supervision ("OTS") and the Office of Financial Institutions ("OFI") on March 26, 1996. The Form AC and related offering and proxy materials, as amended, were conditionally approved by the OTS and OFI by letters dated May 13, 1996 and May 14, 1996. The Company also filed an Application H-(e) 1-S with the OTS and the OFI on March 26, 1996, which was conditionally approved by the OTS an the OFI by letters dated May 13, 1996.

The members of the Association approved the Plan at a special meeting   held on
June 27, 1996, and the subscription and community offering closed on June 24, 1996.

     In connection with the incorporation of the Company, the Company issued 100 shares of common stock to the Association. The shares were canceled upon
consummation of the Conversion, and the Conversion is   accounted for under the
pooling of interests method of accounting.

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

Note 2 - Earnings Per Share -

     Earnings per share is not considered meaningful as the Conversion was not completed until after June 30, 1996, and the 100 shares held by the Association as of June 30, 1996 were canceled upon consummation of the Conversion.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

       Algiers Bancorp, Inc is a Louisiana corporation organized in February, 1996 by the Homestead for the purpose of becoming a unitary holding company of the Homestead. The Company purchased all of the capital stock of the Homestead issued in the Conversion in exchange for 50% of the net conversion proceeds and retained the remaining 50% of the net conversion proceeds as its initial capitalization. Immediately following the Conversion, the only significant assets of the Company are the capital stock of the Homestead, the Company's loan to the ESOP, and the remainder of the net Conversion proceeds retained by the Company. Initially, the business and management of the Company will primarily consist of the business and management of the Homestead. Initially, the Company will neither own nor lease any property, but will instead use the premises, equipment and furniture of the Homestead. At the present time, the Company does not intend to employ any persons other than officers of the Association, and the Company will utilize the support staff of the Homestead from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

       Management believes that the holding company structure will provide the Company with additional flexibility to diversify, should it decide to do so, its business activities through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions and financial services related companies. Although there are no current arrangements, understandings or agreements, written or oral, regarding any such opportunities or transactions, the Company is in a position after the Conversion, subject to regulatory limitations and the Company's financial position, to take advantage of any such acquisition and expansion opportunities that may arise. The initial activities of the Company are anticipated to be funded by the proceeds retained by the Company and earnings thereon or, alternatively, through dividends from the Association.

       To date, the Company has not engaged in any business activities other than those related to the Conversion.

                              Algiers Bancorp, Inc.
                                   Form 10-QSB
                           Quarter Ended June 30, 1996

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:
          There are no matters required to be reported under this item.

Item 2 - Changes in Securities:
          There are no matters required to be reported under this item.

Item 3 - Defaults Upon Senior Securities:
          There are no matters required to be reported under this item.

Item 4 -Submission of Matters to a Vote of Security Holders:
          There are no matters required to be reported under this item.

Item 5 - Other Information:

          There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:
          (a) The following exhibit is filed herewith:

               EXHIBIT NO.                DESCRIPTION
               -----------                -----------

                 27.1         Financial Data Schedule

                 99.1 Financial statements for Algiers Homestead Association as of June 30, 1996 and for the three and six months ended June 30, 1996, including management's discussion and analysis of financial condition and results of operations.

          (b) Reports on Form 8-K:
                No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ALGIERS BANCORP, INC.
                                        REGISTRANT


DATE: AUGUST 5, 1996                    BY:/s/HUGH E. HUMPHREY, JR.
                                        ------------------------------------
                                        HUGH E. HUMPHREY, JR., CHAIRMAN
                                        OF THE BOARD, PRESIDENT AND
                                        CHIEF EXECUTIVE OFFICER



DATE: AUGUST 5, 1996                    BY:/s/DENNIS J. MCCLUER
                                        ------------------------------------
                                                    DENNIS J. MCCLUER
                                        VICE PRESIDENT