Form 10QSB
period 1996-09-30
ALGIERS BANCORP INC
filed 1996-11-14
CIK 1011296

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_______  EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE _______ ACT OF 1934

         For the transition period from ____________ to ____________

                        Commission File Number 0-20911

                              ALGIERS BANCORP, INC.
       (Exact name of small business issuer as specified in its charter)

                  LOUISIANA                         72 - 1317594
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)           Identification No.)

            #1 WESTBANK EXPRESSWAY, NEW ORLEANS, LOUISIANA 70114
                 (Address of principal executive offices)

       Issuer's telephone number, including area code: (504) 367-8221

         Check whether the issuer (1) filed all reports required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X____ No ______

         Shares of common stock, par value $.01 per share, outstanding as of
         September 30, 1996:   648,025

         Transitional Small Business Disclosure Format (check one):
         Yes ______  No ___X__ .

                                ALGIERS BANCORP, INC.

                                     FORM 10-QSB

                           QUARTER ENDED SEPTEMBER 30, 1996

                            PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 - Financial Statements

Consolidated Statements Of Financial Condition (Unaudited)
At September 30, 1996 and December 31, 1995..............................Page 3

Consolidated Statements Of Income (Unaudited) For the Three and
nine Months Ended September 30, 1996 and September 30, 1995..............     5

Consolidated Statements Of Stockholders' Equity (Unaudited) For
The Nine Months Ended September 30, 1996 and 1995........................     7

Consolidated Statements Of Cash Flows (Unaudited) For the
Nine Months Ended September 30, 1996 and 1995............................     8

    Notes to Consolidated Financial Statements..........................     10

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................     13

                             PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..............................................     17

Item 2 - Changes in Securities..........................................     17

Item 3 - Defaults Upon Senior Securities................................     17

Item 4 - Submission of Matters to a Vote of Security-Holders............     17

Item 5 - Other Information..............................................     17

Item 6 - Exhibits and Reports on Form 8-K..............................      17

Signatures.............................................................      18


                       ALGIERS BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                        ASSETS

                                                   September 30,  December 31,
                                                       1996           1995
                                                 ------------------------------
                                                   (Unaudited)
                                                      (In Thousands)

Cash and Cash Equivalents                          $   905         $ 1,452
Investments Available-for-Sale - at Fair
    Value                                            2,593             697
Investment Securities Held-to-Maturity - Fair
    Value of $925 and $925  respectively               925           1,225
Loans Receivable - Net                               9,565           9,690
Mortgage-Backed Securities - Available-for-Sale-
    at Fair Value                                    8,631           7,688
Mortgage-Backed Securities - Held-to-Maturity -
    Fair Value of $23,293 and  $23,157
    respectively                                    23,883          20,461
Stock in Federal Home Loan Bank                        449             430
Accrued Interest Receivable                            304             229
Real Estate Owned - Net                                 45              92
Office Properties and Equipment, at Cost -
    Furniture, Fixtures and Equipment, Less
    Accumulated Depreciation of $182 and $174
    respectively                                       237             227
Deferred Charges                                        18               5
Other Assets                                             1               3
Deferred Tax Asset                                      42              59
Income Tax Receivable                                   91             192
                                                   -------         -------
              Total Assets                         $47,689         $42,450
                                                   =======         ========

The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                September 30,    December 31,
                                                    1996             1995
                                                -----------------------------
    LIABILITIES                                 (Unaudited)
                                                       (In  Thousands)
Deposits                                        $  37,380        $  38,203
Advance Payments from Borrowers for
    Insurance and Taxes                               254              152
Accured Interest Payable on Depositors' Accounts        3                3
Other Liabilities                                     299               52
Income Tax Payable                                      -                -
                                                ----------       ----------
     Total Liabilities                             37,936           38,410
                                                ----------       ----------
     STOCKHOLDERS' EQUITY

Stockholders' Equity
    Common Stock, $.01 Par Value; Authorized
         10,000,000 Shares, 648,025
         Issued Shares                                  6                -
    Paid-in Capital in Excess of Par                6,153                -
Retained Earnings                                   4,163            4,077
Unrealized Loss on Securities Available-for-Sale,
    Net of Applicable Deferred Income Tax             (51)             (37)
                                                ----------      -----------
                                                   10,271            4,040
        Less: Unearned ESOP Shares                   (518)               -
                                                ----------      -----------

        Total Stockholder's Equity                  9,753            4,040
                                                ----------      -----------

        Total Liabilities and Stockholders'
           Equity                               $  47,689        $  42,450
                                                ==========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME

                          Three Months Ended            Nine Months Ended
                      September 30,  September 30,  September 30,  September 30,
                           1996          1995           1996           1995
                      -------------  -------------  -------------  -------------
                       (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
                            (In Thousands)              (In Thousands)
INTEREST INCOME
  Loans               $  200        $  202         $  578         $  601
  Mortgage-Backed
    Securities           526           434          1,498          1,236
  Investment
    Securities            89            39            176            162
  Other Interest-
    Earning Assets         8             7             20             20
                      ------        ------         ------         ------
     Total Interest
       Income            823           682          2,272          2,019
                      ------        ------         ------         ------

INTEREST EXPENSE
  Deposits               457           446          1,377          1,260
  FHLB Advances            2                            2              6
                      ------        -------        ------         ------

     Total Interest
        Expense          459           446          1,379          1,266
                     -------       -------        -------        -------

NET INTEREST INCOME
  BEFORE PROVISION
  FOR LOAN LOSSES        366           236            893            753

RECOVERY OF LOAN
 LOSSES                    -             -              -              -
                     -------       -------       --------         ------

NET INTEREST INCOME
  AFTER PROVISION
  FOR LOAN LOSSES        366           236            893            753
                     -------       -------       --------         ------

NON-INTEREST INCOME
  Gain - Sale of
    Investments            -             -            28               -
  Service Charges and
   Fees                   24            17            54              56
  Recapture of
    Allowance on
    GIC Bonds             -             -            67               -
  Miscellaneous
    Income                -             -            12               5
                    --------       -------       -------       --------

     Total
       Non-Interest
       Income         $  24         $  17        $  161          $   61
                    =======        =======       =======         ======

The accompanying notes are an integral part of these consolidated financial statements.
                                      5

                      ALGIERS BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                         Three Months Ended           Nine Months Ended
                   September 30,  September 30,  September 30,  September 30,
                        1996           1995           1996           1995
                   -------------  -------------  -------------  -------------
                    (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
                           (In Thousands)              (In Thousands)
NON-INTEREST
  EXPENSES
  Compensation
    and Benefits    $  119        $  108         $  349         $  322
  Occupancy and
    Equipment           36            26             96             88
  Computer              12             9             38             24
  Deposit
    Insurance
    Premium            256            27            309             70
  Recovery of
    Provisions on
    Real Estate                                                      7
    Owned               (4)            -             (2)            11
  Other                 57            42            125            124
                   --------       -------       ---------       -------
    Total
      Non-Interest
      Expense          476           212            915            646


INCOME (LOSS)
  BEFORE FEDERAL                                      -              -
  INCOME TAX
  EXPENSE              (86)           41            139            168
                                                      -              -
FEDERAL INCOME
  TAX EXPENSE            1             6             53             53
                   --------       --------       --------       -------

NET INCOME (LOSS)  $  (87)         $  35          $  86         $  115
                   ========       ========       ========       =======

The accompanying notes are an integral part of these consolidated financial statements.

                    ALGIERS BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 SEPTEMBER 30,  SEPTEMBER 30,
                                                      1996          1995

                                                  (Unaudited)    (Unaudited)

COMMON STOCK

      Balance-Beginning of period                         -               -
      Sale of common stock                                6               -
                                                 ----------     ------------
      Balance-End of period                               6               -
                                                 ==========     ============

PAID IN CAPITAL IN EXCESS OF PAR

      Balance-Beginning of period                         -
      Sale of common stock                            6,153               -
                                                 ----------     ------------
      Balance-End of period                           6,153               -
                                                 ==========     ============

RETAINED EARNINGS

      Balance-Beginning of period                     4,077            3,962
      Net Income                                         86              115
      Unrealized loss on Securities                     (51)             (37)
                                                 -----------    ------------
      Balance-End of period                           4,112            4,040
                                                 ===========    ============
UNEARNED ESOP SHARES

      Balance-Beginning of period                         -                -
      Balance-End of period                            (518)               -
                                                 -----------    -------------
TOTAL STOCKHOLDERS' EQUITY                            9,753            4,040
                                                 ===========    =============

The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       Nine Months Ended
                                                  September 30,  September 30,
                                                       1996           1995
                                                  -------------  -------------
                                                   (Unaudited)    (Unaudited)
                                                          (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                       $  86          $  115
  Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
            Depreciation and Amortization             16              10
            Premium Amortization Net of
              Discount Accretion                      48              21
            Stock Dividend - FHLB                    (19)            (20)
            Loss on Sale of Foreclosed Real
              Estate                                   5               -
            Increase in Accrued Interest Payable       -               1
            Increase in Other Liabilities            247               9
            Increase in Accrued Interest
              Receivable                             (75)             (1)
            Increase (Decrease) in Income
              Tax Payable                              -             (92)
            Provision (Recovery)  of Loan Losses      (4)              4
            Recovery of Losses on Real Estate
              Owned                                   (6)            (13)
            Decrease in Other Assets                   6              19
            Decrease in Deferred Loan Fees            (2)            (20)
             (Increase) Decrease in Prepaid
               Income Taxes                          101             (36)
            Decrease in Deferred Income Taxes         17              67
            (Increase) in Defered Charges            (15)            (46)
                                                   -------       --------
                 Net Cash Provided by Operating
                   Activities                        405              18
                                                   -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Investment Securities -
     Held-to-Maturity                                  -
  Maturities of Investment Securities -
     Held-to-Maturity                                300              99
  Purchases of Investment Securities -
     Available-for-Sale                           (2,593)              -
  Maturities of Investment Securities -
     Available-for-Sale                              697             776
  Purchases of Mortgage Backed Securities -
   Held-to-Maturity                               (5,661)         (1,713)
  Maturities of Mortgage Backed Securities -
     Held-to-Maturity                              2,245             533
  Purchases of Mortgage Backed Securities -
     Available-for-Sale                           (2,281)           (597)
  Maturities of Mortgage Backed Securities -
     Available-for-Sale                            1,270           2,216
  Principal Collected on Loans                     2,044           1,577
  Loans Made to Customers                         (1,917)         (1,232)
  Purchase of Furniture and Fixtures                 (26)            (21)
  Proceeds from Sales of Foreclosed Real Estate       50              58
                                                 --------       ---------
     Net Cash Provided by (Used In)
       Investing Activities                       (5,872)          1,696
                                                 --------       ---------

The accompanying notes are an integral part of these consolidated financial statements.
                                      8

                   ALGIERS BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                   September 30,  September 30,
                                                       1996           1995
                                                   -------------  -------------
                                                    (Unaudited)    (Unaudited)
                                                          (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase (Decrease) in Deposits               $  (823)       $  (349)
  Net Increase (Decrease) in Advances from
     Borrowers for Taxes and Insurance                  102             39
  Proceeds from Federal Home Loan Bank Advance        2,250          6,350
  Repayment of Federal Home Loan Bank Advance        (2,250)        (6,950)
  Proceeds from Issuance of Common Stock              6,159              -
  Loan  to ESOP                                        (518)             -
                                                    --------       --------
      Net Cash Provided by  (Used in)
        Financing Activities                          4,920            (910)
                                                    --------       ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 (547)            804

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR         1,452             501
                                                    --------      ----------
CASH AND CASH EQUIVALENTS - END OF YEAR              $  905         $  1,305
                                                    =======-      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash Paid During the Year for:
     Interest                                      $  1,379         $  1,265
     Income Taxes                                     $  30            $  62

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
  Transfers from Loans to Real Estate
     Acquired Through Foreclosure                                      $  6
  Donation of Real Estate Owned                                        $ 30


The accompanying notes are an integral part of these consolidated financial statements.
                                      9

                               Algiers Bancorp, Inc.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

                                  September 30, 1996

Note 1 - Basis of Presentation -

    The accompanying consolidated financial statements for the period ended September 30, 1996 include the accounts of Algiers Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Algiers Homestead Association (the "Association"). Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation.

    On February 5, 1996, the Association incorporated Algiers Bancorp, Inc., to facilitate the conversion of the Association from mutual to stock form (the "Conversion"). In connection with the Conversion, the Company offered its common stock to the depositors and borrowers of the Association as of specified dates, to an employee stock ownership plan and to members of the general public. Upon consummation of the Conversion on July 8, 1996, all of the Association's outstanding common stock was issued to the Company, the Company became the holding company for the Association and the Company issued 648,025 shares of common stock.

    The Company filed a Form SB-2 with the Securities and Exchange Commission ("SEC") on March 26, 1996, which as amended was declared effective by the SEC on May 13, 1996. The Association filed a Form AC with the Office of Thrift Supervision ("OTS") and the Office of Financial Institutions ("OFI") on March 26, 1996. The Form AC and related offering and proxy materials, as amended, were conditionally approved by the OTS and OFI by letters dated May 13, 1996 and May 14, 1996. The Company also filed an Application H-(e) 1-S with the OTS and the OFI on March 26, 1996, which was conditionally approved by the OTS an the OFI by letters dated May 13, 1996.

    The members of the Association approved the Plan at a special meeting held on June 27, 1996, and the subscription and community offering closed on June 24, 1996.

    The Conversion is accounted for under the pooling of interests method of accounting. In the Conversion the Company issued 648,025 share of common stock, 51,860 shares of which were acquired by its Employee Stock Ownership Plan, and the Association issued 1,000 shares of $.01 par value common stock to the Company.

    The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.


Note 2 - Employee Stock Ownership Plan-

    The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least one year of service with the Company. The ESOP shares initially were pledged as collateral for its debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholders' equity as unearned ESOP shares in the accompanying balance sheets.

    As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $15,000 for the three months ended September 30, 1996 based on the annual release of shares.


Note 2 - Earnings Per Share -

    Earnings per share for periods prior to June 30, 1996 is not considered meaningful as the Conversion was not completed until after June 30, 1996, and the 100 shares held by the Association as of June 30, 1996 were canceled upon consummation of the Conversion.

Note 3 - Special SAIF Assessment

    On September 30, 1996, as part of the omnibus appropriations package signed by President Clinton, the government mandated a special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The one-time, special SAIF assessment amounted to $.657 for every $100 of SAIF-insured deposits as of March 31, 1995. The FDIC notified the Association that the Association's special assessment was $241,000, which after taxes reduced the Company's net income by $159,000 in the quarter ended September 30, 1996. The Association's deposit premiums, which are currently $.23 for every $100 of assessable deposits, will be reduced to $.064 for every $100 of assessable deposits beginning January 1, 1997. Based on the Association's deposits at September 30, 1996, the premium reduction should result in a pre-tax cost savings of approximately $62,000 per year for the Association, or approximately $.69 per share after taxes.

      Algiers Bancorp, Inc is a Louisiana corporation organized in February 1996 by the Association for the purpose of becoming a unitary holding company of the Association. The Company purchased all of the capital stock of the Association issued in the Conversion in exchange for 50% of the net conversion proceeds and retained the remaining 50% of the net conversion proceeds as its initial capitalization. Immediately following the Conversion, the only significant assets of the Company are the capital stock of the Homestead, the Company's loan to the ESOP, and the remainder of the net Conversion proceeds retained by the Company. Initially, the business and management of the Company will primarily consist of the business and management of the Association. Initially, the Company will neither own nor lease any property, but will instead use the premises, equipment and furniture of the Association. At the present time, the Company does not intend to employ any persons other than officers of the Association, and the Company will utilize the support staff of the Association from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

                         ALGIERS BANCORP, INC. AND SUBSIDIARY

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion compares the consolidated financial condition of Algiers Bancorp, Inc. and Subsidiary at September 30, 1996 to December 31, 1995 and the results of operations for the three and nine months ended September 30, 1996 with the same periods in 1995. Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

CHANGES IN FINANCIAL CONDITION

    Total assets increased $5.2 million or 12.3% from $42.5 million at December 31, 1995 to $47.7 million at September 30, 1996. The increase in assets Is primarily due to increases in investments and mortgage backed securities offset by a decrease in cash and cash equivalents.

    Interest-earning assets in other institutions increased from $1.9 million at December 31, 1995 to $3.5 million at September 30, 1996 as these assets provided a higher yield.

    The mortgage-backed securities portfolio increased 15.7% from $28.1 million at December 31, 1995 to $32.5 million at September 30, 1996, as the amount of mortgage-backed securities purchased exceeded the amount maturing.

    Due to a slowing in the demand for mortgage loans in the Association's market area the loan portfolio decreased over the past nine months. The net loan portfolio decreased $125,000 or 1.29% from $9.7 million at December 31, 1995 to $9.6 million at September 30, 1996.

    Total deposits have decreased $823,000 or 2.2% to $37.4 million at September 30, 1996 from $38.2 million at December 31, 1996.

    Total stockholders' equity increased by $5.7 million during the past nine months. Net income of $86,000 and the proceeds from the sale of common stock of $5.6 million increased equity during the period. Stockholder's equity at September 30, 1996 totaled $9.7 million compared to $4.0 million at December 31, 1995.

REGULATORY CAPITAL

    As of September 30, 1996, the Association's unaudited regulatory capital requirements are as indicated in the following table:

                                     TANGIBLE     CORE      RISK-BASED
                                     CAPITAL     CAPITAL     CAPITAL
                                     --------    -------    ----------

GAAP Capital                          $6,743      $6,743      $6,743
Nonallowable Capital                       -           -           -

Additional Capital Items:
  General Valuation Allowances             -           -         145
                                     -------     -------    --------
Regulatory Capital Computed-           6,743       6,743       6,888

Minimum Capital Requirement              689       1,377         933
                                     -------     -------    --------

Regulatory Capital Excess             $6,054      $5,366      $5,955
                                     -------     -------    --------
                                     -------     -------    --------
Regulatory Capital as a
  Percentage                           14.69%      14.69%      59.05%

Minimum Capital Required
  as a Percentage                       1.50%       3.00%       8.00%
                                     -------     -------    --------

Regulatory Capital as a
  Percentage in Excess
  of Requirements                      13.19%      11.69%      51.05%
                                     -------     -------    --------
                                     -------     -------    --------

    Based on the above capital rations, the Association meets the criteria for a "well capitalized" institution at September 30, 1996. The Association's management believes that under the current regulations, the Association will continue ;to meet its minimum capital requirements ;in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings and consequently, the ability of the Association to continue to exceed its future minimum capital requirements.

    The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage-backed securities, loans and investment securities, and interest expense on interest-bearing deposits.
Net interest income is dependent upon the level of interest rates and the
extent to which such rates are changing.  The Company's   profitability also
is dependent, to a lesser extent, on the level of its noninterest income, provision (credit) for loan losses, noninterest expense and income taxes. In each of the three and nine months ended September 30, 1995, net interest income before provision

(credit) for loan losses exceeded total noninterest expense Because of the special SAIF assessment, total noninterest expense exceeded net interest income in the three and nine months ended September 30, 1996. Total noninterest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, federal insurance premiums, and miscellaneous other expenses.

RESULTS OF OPERATIONS

    The Company's net income decreased by $29,000 or 25.2% in the nine months ended September 30, 1996 from the nine months ended September 30, 1995. The decrease was due to an increase of $269,000 or 41.6% in noninterest expense which increase was primarily due to the $241,000 special Saif Assessment.
The increase in noninterest expense was partially offset by increases of $140,000 or 18.6% in net interest income and $100,000 or 163.9% in total noninterest income. Excluding the special SAIF assessment, the Company's net income for the nine months ended September 30, 1996 would have been $245,000, and increase of $130,000 or 113.0% from the comparable 1995 period.

    The Company's net income decreased by $122,000 in the quarter ended September 30, 1996 to a net loss of $(87,000) from net income of $35,000 in the comparable 1995 period. The decrease was due to an increase of $264,000 or 124.5% in noninterest expense, which increase was primarily due to the special SAIF assessment, the Company's net income for the quarter ended September 30, 1996 would have been $245,000 or $.41 per share, an increase of $130,000 or 113.0% from the comparable 1995 period.

    The increased net interest income was due to an increase in the average interest rate spread from 2.33% in the September 30, 1995 quarter to 2.44% in the September 30, 1996 quarter. The yield on interest-earning assets increased faster than the average rate on deposits as the Homestead was able to control the rate of increase on deposits thorough discretionary pricing. The average rate on deposits increased from 4.28% in the third quarter of 1995 to 4.93% in the third quarter of 1996, while the average yield on interest-earning assets increased from 6.61% to 7.37% over the same period. The increased yield on assets was primarily due to higher yields on the Homestead's adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities. In addition, in the third quarter of 1996, the Homestead used a portion of its maturing investment securities to fund the purchase of mortgage-backed securities, which are higher yielding than investment securities. Mortgage-backed securities increased to $32.5 million or 68.2% of total assets at September 30, 1996.

    For the three months ended September 30, 1996 compared to the three months ended September 30, 1996, net income decreased $ 122,000 from $35,000 to a loss of $ 87,000 which is primarily due to a one time increase in Federal deposit insurance of $ 241,000.

    Total interest income increased by $141,000 20.7% in the third quarter of 1996 compared to the third quarter of 1995, due to the increase in the average yield. Total interest expense increased by $13,000 or 2.8% in the third quarter of 1996 compared to the third quarter of 1995, primarily due to the increase in the average rate.

    In addition, average deposits increased by $2.2 million or 5.97% in the nine months of 1996 over the comparable 1995 period. This increase was due to the receipt by the Homestead of funds for the stock subscription offering.

    The Homestead had no provision or credit for loan losses in the quarters ended September 30, 1996 and 1995. Total nonperforming loans totaled $9,000 at September 30, 1996, and the allowance for loan losses at such date was $526,000.

    The decrease in total noninterest expense was due to a $4,000 decrease in provision on real estate owned, this decrease was partially offset by increases of $ 11,000 in compensation and benefits, $ 229 in deposit insurance premiums, $13,000 in occupancy expense and $15,000 in miscellaneous expenses.

    The decrease in income tax expense was primarily due to a decrease of $ 86,000 or 309.7% in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

    The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At September 30, 1996, the Association's liquidity was 12.8% or $2.1 million in excess of the minimum OTS requirement.

    The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0%, and 8.0% respectively. At September 30, 1996, the Association's tangible and core capital both amounted to $6.743 million or 14.69% of adjusted total assets of $45.914 million, and the Association's risk-based capital amounted to $6.743 million or 59.05% of adjusted risk-weighted assets of $11.664 million.

                                Algiers Bancorp, Inc.
                                     Form 10-QSB
                           Quarter Ended September 30, 1996

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

Item 6 - Exhibits and Reports on Form 8-K:
          (a) The following exhibit is filed herewith:

              EXHIBIT NO.                DESCRIPTION

                 27.1              Financial Data Schedule


          (b) Reports on Form 8-K:
               No reports on Form 8-K were filed by the Registrant
                during the quarter ended September 30, 1996.

                          SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ALGIERS BANCORP, INC.
                                  REGISTRANT


DATE: NOVEMBER 6, 1996            BY: /S/ HUGH E. HUMPHREY, JR.
                                  -------------------------------
                                  HUGH E. HUMPHREY, JR., CHAIRMAN
                                  OF THE BOARD, PRESIDENT AND
                                  CHIEF EXECUTIVE OFFICER


DATE: NOVEMBER 6, 1996            BY: /S/ DENNIS J. MCCLUER
                                  -------------------------
                                  DENNIS J. MCCLUER
                                  VICE PRESIDENT