Form 10KSB
period 1996-12-31
ALGIERS BANCORP INC
filed 1997-04-11
CIK 1011296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (NO FEE  REQUIRED)


                  For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

            For the transition period from            to

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

          Issuer's telephone number, including area code: (504)367-8221


           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock (par value $.01 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. Yes [X] No [ ]

Issuer's revenues for the fiscal year ended December 31, 1996: $3.1 million

As of March 19, 1997, the aggregate market value of the 594,080 shares of Common Stock of the Issuer held by non-affiliates, which excludes 53,945 shares held by all directors and officers of the Issuer as a group, was approximately $8.3 million. This figure is based on the average of the bid and asked prices of $14.00 per share of the Issuer's Common Stock on March 19, 1997.

Number of shares of Common Stock outstanding on March 19, 1997: 648,025

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated into Part II, Items 5 through 8 and Part III, Item 13 of this Form 10-KSB.

(2) Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders filed on April 7, 1997 are incorporated into Part III, Items 9 through 12 of this Form 10-KSB.

PART I.

Item 1. Description of Business

         Algiers Bancorp, Inc. (the "Company") is a Louisiana corporation organized in February 1996 by Algiers Homestead Association ("Algiers" or the "Association") for the purpose of becoming a unitary holding company of the Association. The only significant assets of the Company are the capital stock of the Association, the Company's loan to its Employee Stock Ownership Plan (the "ESOP"), and the remainder of the net proceeds retained by the Company in connection with the conversion of the Association from mutual to stock form on July 8, 1996 (the "Conversion"). The business and management of the Company primarily consists of the business and management of the Association. The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Association. The Company does not intend to employ any persons other than officers of the Association, and the Company utilizes the support staff of the Association from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

         The Association is a Louisiana-chartered stock savings and loan association that was originally formed in 1926. The Association conducts business from its main office in New Orleans, Louisiana and a branch office in Terrytown, Louisiana. At December 31, 1996, the Company had $48.2 million of total assets, $38.4 million of total liabilities, including $36.6 million of deposits, and $9.8 million of total stockholders' equity (representing 20.3 % of total assets).

         The Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to purchase mortgage-backed securities and to originate loans secured primarily by one- to four-family residences located in the New Orleans,
Louisiana metropolitan area. Algiers had $32.9 million of mortgage-backed securities at December 31, 1996, representing 68.2% of the Company's total assets. At December 31, 1996, Algiers' net loans receivable totalled $9.2 million or 19.1% of the Company's total assets. Conventional first mortgage, one- to four-family residential loans (excluding construction loans) amounted to $8.1 million or 82.9% of Algiers' total loan portfolio at December 31, 1996. To a lesser extent, the Association also originates consumer loans, construction loans and commercial real estate loans. The Company had $3.3 million of investment securities (excluding FHLB stock) at December 31, 1996, representing 6.8% of total assets. Of the $3.3 million of investment securities, $825,000 or
25.1 % mature within one year of December 31, 1996.

         The Association is a community-oriented savings institution which emphasizes customer service and convenience. It generally has sought to enhance its net income by, among other things, maintaining strong asset quality. In pursuit of these goals, the Association has adopted a business strategy that emphasizes the purchase of mortgage-backed securities, as well as lending and deposit products and services traditionally offered by savings institutions. Certain results of the implementation of the Association's business strategy, briefly noted below, have enabled the Association to be profitable and to exceed regulatory capital requirements.

         o Capital Position. As of December 31, 1996, the Association had total stockholder's equity of $9.8 million and exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 14.83%, 14.83% and 54.24%, respectively, as compared to the minimum requirements of 1.5%, 3.0% and 8.0%, respectively.

         o Profitability. The Company has been profitable in each of the last three years. Net income declined in 1996 to $156,000 from $169,000 in 1995 due to a special assessment paid for SAIF insurance which amounted to $159,000 on an after-tax basis. Net income declined from $249,000 in 1994 to $169,000 in 1995, as the Association's average interest rate spread declined, resulting in a $137,000 decrease in net interest income.

         o Asset Quality. Management believes that good asset quality is important to the Company's long-term profitability. The Association's total nonperforming assets, which consist of non-accruing loans, net real estate owned ("REO") and net non-accruing investment securities, together with troubled debt restructurings, amounted to $97,000 or .2% of total assets at December 31, 1996, compared to $234,000 or .55% of total assets at December 31, 1995. At December 31, 1996, the Association's allowance for loan losses amounted to $530,000 or 5.4% of the total loan portfolio, and its allowance on investment securities amounted to $62,400 or 100.0% of the total non-accruing investment securities.

         o Interest Rate Risk. The Association attempts to manage its exposure to interest rate risk by maintaining a high percentage of its assets in adjustable-rate mortgages ("ARMs") and adjustable-rate mortgage-backed securities. At December 31, 1996, ARMs amounted to $7.0 million or 71.6% of the total loan portfolio. In addition, of the $32.9 million of mortgage-backed securities at December 31, 1996, $28.0 million or 85.1% have adjustable interest rates.

         o Community Orientation. The Association is committed to meeting the financial needs of the communities in which it operates. Management believes the Association is large enough to provide a full range of personal financial services, yet small enough to be able to provide services on a personalized and efficient basis. At December 31, 1996, most of the Association's loans were to residents of its primary market area. The Association intends to continue its practice of investing in loans in its primary market area in accordance with its underwriting standards, subject to economic conditions and the availability of reasonable investment alternatives.

         The Association is subject to examination and comprehensive regulation by the Louisiana Office of Financial Institutions ("OFI"), which is the Association's chartering authority, and by the Office of Thrift Supervision ("OTS"), which is the Association's primary federal regulator. The Association is also regulated by the Federal Deposit Insurance Corporation ("FDIC"), the administrator of the Savings Association Insurance Fund ("SAIF"). The Association is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("FRB") and is a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of the 12 regional banks comprising the FHLB System.

         The executive office for the Company and the Association is located at 1 Westbank Expressway, New Orleans, Louisiana 70114, and its telephone number is
(504) 367-8221.

Market Area

         The  Company's   market  area   consists  of  Orleans,   Jefferson  and
Plaquemines Parishes in the New Orleans, Louisiana metropolitan statistical area. The traditional components of the area's economic base have consisted of tourism, the port of New Orleans and related shipbuilding, and the petroleum industry. Slowdowns in the petroleum industry had a material negative impact on the area's economy in the early 1980s, which were compounded by defense-related cutbacks in recent years. The area's economy has stabilized in recent years due to development of tourism and convention activities and related service-oriented companies, as well as the gaming industry.

In addition, the New Orleans economic base has diversified into areas such as health services, the aerospace industry and research and technology. However, there is still a significant degree of volatility in the local economy due to a continued heavy reliance on the same industries that led to the decline in the 1980s, and there has been a decline in the population since the early 1980s. Competition for deposits and lending in Orleans, Jefferson and Plaquemines
Parishes is substantial, with most of the current competition being from commercial banks.

         New Orleans serves as the headquarters for several Fortune 500 companies, including Avondale Industries, Freeport-McMoRan, Louisiana Land and Exploration and McDermott, Inc. Major employers in the area include Avondale
Industries, Inc., Tulane University, Ochsner Medical Institutions, Tenet Healthcare Corp., Schwegmann Brothers Giant Super Markets, Hibernia National Bank, South Central Bell Telephone Company and First Commerce Corp.

Lending Activities

         Loan Portfolio Composition. At December 31, 1996, the Association's net loan portfolio totalled $9.2 million, representing approximately 19.1 % of the Company's $48.2 million of total assets at that date. The principal lending activity of the Association is the origination of one- to four-family residential loans. At December 31, 1996, conventional first mortgage, one- to four-family residential loans (excluding construction loans) amounted to $8.1 million or 82.9% of the total loan portfolio, before net items. To a lesser extent, the Association originates construction loans, commercial real estate loans and consumer loans. At December 31, 1996, construction loans amounted to $89,000 or 0.9% of the total loan portfolio, commercial real estate loans totalled $668,000 or 6.8% of the total loan portfolio, and consumer loans amounted to $869,000 or 8.9% of the total loan portfolio, in each case before net items.

         Loan  Portfolio  Composition.   The  following  table  sets  forth  the
composition of the Association's loan portfolio by type of loan at the dates indicated.

                                                                    December 31,
                                       ------------------------------------------------------------------
                                                1996                    1995                  1994
                                       --------------------   --------------------   --------------------
                                        Amount         %       Amount         %       Amount         %
                                                                (Dollars in Thousands)
Real estate loans:
   One-to four-family residential:
     Conventional ................     $ 8,135        82.9%   $ 7,978        76.0%   $ 8,738        80.6%
     FHA and VA ..................          51         0.5         72         0.7         90         0.8
   Construction ..................          89         0.9        491         4.7         --          --
   Commercial real estate ........         668         6.8        858         8.1        879         8.1
                                       -------       -----    -------       -----    -------       -----
        Total real estate loans ..       8,943        91.1      9,399        89.5      9,707        89.5
                                       -------       -----    -------       -----    -------       -----

   Consumer loans:
     Second mortgage .............         175         1.8        111         1.1        111         1.0
      Loans on deposits ..........         694         7.1        986         9.4      1,025         9.5
                                       -------       -----    -------       -----    -------       -----
        Total consumer loans .....         869         8.9      1,097        10.5      1,136        10.5
                                       -------       -----    -------       -----    -------       -----
          Total loans ............       9,812       100.0%    10,496       100.0%    10,843       100.0%
                                                     =====                  =====                  =====

Less:
   Unearned discounts and interest           8                      6                     12
   Undisbursed portion of
      construction loans .........           7                    224                     --
   Deferred loan fees ............          47                     42                     32
   Allowance for loan losses .....         530                    534                    558
                                       -------                -------              ---------
     Net loans ...................     $ 9,220                $ 9,690              $  10,241
                                       =======                =======              =========

         Contractual Terms to Final Maturities. The following table sets forth certain information as of December 31, 1996 regarding the dollar amount of loans maturing in the Association's portfolio, based on the contractual date of the loan's final maturity, before giving effect to net items. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below do not reflect normal principal amortization; rather, the balance of each loan outstanding at December 31, 1996 is shown in the appropriate year of the loan's final maturity.

                                              One-to
                                             four-family                    Commercial
                                             residential    Construction    real estate    Consumer      Total
                                             -----------    ------------    -----------    --------      -----
                                                                          (In Thousands)

Amounts due after December 31, 1996 in:
   One year or less ....................       $   --         $   89          $   --       $  694       $  783
   After one year through two years ....           --             --              --           --           --
   After two years through three years .           --             --              --           --           --
   After three years through five years            71             --              56            9          136
   After five years through ten years ..          855             --               6           12          873
   After ten years through fifteen years        2,800             --              13          154        2,967
   After fifteen years .................        4,460             --             593           --        5,053
                                               ------         ------          ------       ------       ------
     Total (1) .........................       $8,186         $   89          $  668       $  869       $9,812
                                               ======         ======          ======       ======       ======


(1) Gross of loans in process, deferred fees, unearned discounts and interest, and allowance for loan losses.

         The following table sets forth the dollar amount of all loans, before net items, due after one year from December 31, 1996 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                            Floating or
                                            Fixed-Rate  Adjustable-Rate    Total
                                            ----------  ---------------    -----
                                                         (In thousands)

One-to four-family residential .......        $1,999        $6,195        $8,194
Commercial real estate ...............          --             660           660
Consumer .............................          --             175           175
                                              ------        ------        ------
   Total .............................        $1,999        $7,030        $9,029
                                              ======        ======        ======


         Scheduled contractual maturities of loans do not necessarily reflect the actual term of the Association's portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of loan prepayments and enforcement of due-on-sale clauses, which give the Association the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans substantially exceed current mortgage loan rates.

         Origination of Loans. The lending activities of the Association are subject to the written underwriting standards and loan origination procedures established by the Association's Board of Directors and management. Loan originations are obtained through a variety of sources, including referrals from real estate brokers, builders and existing customers. Written loan applications are taken by lending personnel, and the loan department supervises the procurement of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by independent outside appraisers approved by the Association's Board of Directors or a committee thereof.

         Under the Association's real estate lending policy, either a title opinion signed by an approved attorney or a title insurance policy must be obtained for each real estate loan. The Association also requires fire and extended coverage casualty insurance, in order to protect the properties securing its real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area as designated by the Department of Housing and Urban Development. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage loan account from which the Association makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums as they become due.

         The Association's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. The Association's lending policies require that most loans to be originated by the Association be approved in advance by the Board of Directors, except that the President and the Chief Operating Officer are each authorized to approve second mortgage loans not to exceed $5,000.

         The following table shows total loans originated and repaid during the periods indicated. No loans were purchased or sold during the periods shown.

                                                     Year Ended December 31,
                                            ------------------------------------
                                              1996        1995        1994
                                              ----        ----        ----
                                                       (In Thousands)
Loan originations:
   One-to four-family residential ....      $   802       $   583       $ 1,039
   Construction ......................           89           491          --
   Commercial real estate ............          108          --              66
   Consumer ..........................        1,166           425           666
                                            -------       -------       -------
        Total loan originations ......        2,165         1,499         1,771
Loan principal repayments ............       (2,844)       (1,847)       (1,547)
Increase (decrease) due to other
   items, net (1) ....................          209          (203)          (13)
                                            -------       -------       -------
Net increase (decrease) in
   loan portfolio ....................      $  (470)      $  (551)      $   211
                                            =======       =======       =======

(1) Other items consist of loans in process, deferred fees and discounts, and allowance for loan losses.

         Real Estate Lending Standards and Underwriting Policies. Effective March 19, 1993, all financial institutions were required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies, including the OTS, in December 1992 ("Guidelines"). The Guidelines set forth uniform regulations prescribing standards for real estate lending. Real estate lending is defined as extensions of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

         An   institution's   lending  policy  must  address   certain   lending
considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. The policy must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio framework, with the LTV ratio being the total amount of credit to be extended divided by the appraised value or purchase price of the property at the time the credit is originated, must be established for each category of real estate loans. If a loan is not secured by a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and nonresidential) (80%); improved property and one- to four-family residential construction (85%); and one- to four-family (owner occupied) and home equity (no maximum ratio; however, any LTV ratio in excess of 90% should require appropriate insurance or readily marketable collateral).

         Certain institutions can make real estate loans that do not conform with the established LTV ratio limits up to 100% of the institution's total capital. Within this aggregate limit, total loans for all commercial, agricultural, multi-family and other non-one-to-four family residential properties should not exceed 30% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. Certain loans are exempt from the LTV ratios (e.g., those guaranteed by a government agency, loans to facilitate the sale of real estate owned, loans renewed, refinanced or restructured by the original lender(s) to the same borrower(s) where there is no advancement of new funds, etc.).

         The Association is in compliance with the above standards.

         Although Louisiana laws and regulations permit state-chartered savings institutions, such as the Association, to originate and purchase loans secured by real estate located throughout the United States, the Association's present lending is done primarily within its primary market area, which consists of Orleans, Jefferson and Plaquemines Parishes in Louisiana. Subject to the Association's loans-to-one borrower limitation, the Association is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. The Association may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of the Association's total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, the Association may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 1996, the Association was well within each of the above lending limits.

         As required by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 1996, the Association's limit on loans-to-one borrower was $500,000 and its five largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, amounted to $538,000, $495,000, $274,000, $223,000 and
$223,000, respectively, at such date. The $538,000 borrowing relationship consists of a $504,000 commercial real estate loan which is treated as a classified asset at December 31, 1996 and a $34,000 loan to a corporation affiliated with the borrower and secured by a boathouse. All of these loans were current at December 31, 1996, including the $504,000 loan treated as a classified asset. See "-Asset Quality-Classified Assets."

         Loans on Existing Residential Properties. The primary real estate lending activity of the Association is the origination of loans secured by first mortgage liens on one- to four-family residences. At December 31, 1996, $8.1 million or 82.9% of the Association's total loan portfolio, before net items, consisted of conventional first mortgage, one-to four-family residential loans (excluding construction loans).

         The loan-to-value ratio, maturity and other provisions of the loans made by the Association generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by the Association. The Association's lending policies on one- to four-family residential mortgage loans generally limit the maximum loan-to-value ratio to 95%
of the lesser of the  appraised  value or purchase  price of the  property,  and generally one- to four-family residential loans in excess of an 80% loan-to-value ratio require private mortgage insurance. Residential mortgage loans are amortized on a monthly basis with principal and interest due each month and customarily include "due-on-sale" clauses, which are provisions giving the Association the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage or the loan is not repaid. The Association enforces due-on-sale clauses to the extent permitted under applicable laws.

         Various legislative and regulatory changes have given the Association the authority to originate and purchase mortgage loans which provide for periodic interest rate adjustments subject to certain limitations. the
Association has been actively marketing ARMs in order to decrease the vulnerability of its operations to changes in interest rates. At December 31, 1996, one- to four-family residential ARMs represented $6.2 million or 63.1% of the total loan portfolio, before net items.

         The Association's one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. These loans have interest rates which are scheduled to adjust periodically in accordance with a designated index. The Association currently offers ARMs on which the interest rate adjusts every year based upon the monthly median cost of funds for SAIF-insured institutions, plus a specified margin. The margin above the cost of funds index is generally 2.65%. There is a 2% cap on the rate adjustment per period and a 6% cap on the rate adjustment over the life of the loan. The
Association has originated ARMs using other indexes in the past. The adjustable-rate loans in the Association's loan portfolio are not convertible by their terms into fixed-rate loans, are not assumable without the Association's consent, do not contain prepayment penalties and do not produce negative amortization.

         The Association qualifies borrowers based on the initial interest rate on the ARM rather than the fully indexed rate. In a rising interest rate environment, the interest rate on the ARM will increase on the next adjustment date, resulting in an increase in the borrower's monthly payment. To the extent the increased rate adversely affects the borrower's ability to repay his loan, the Association is exposed to increased credit risk. As of December 31, 1996, the Association's non-accruing loans were $52,000. See "-Asset Quality."

         The demand for adjustable-rate loans in the Association's primary market area has been a function of several factors, including the level of interest rates, and the difference between the interest rates offered by competitors for fixed-rate loans and adjustable-rate loans. Due to the generally lower rates of interest prevailing in recent periods, the market demand for adjustable-rate loans has decreased as consumer preference for fixed-rate loans has increased.

         Construction Loans. At December 31, 1996, $89,000 or 0.9% of the Association's total loan portfolio, before net items, consisted of two loans for the construction of one- to four-family residences. Construction loans are not being actively marketed and are offered primarily as a service to existing customers. The two construction loans each bear a fixed interest rate during the construction phase and are structured to be converted to adjustable-rate permanent loans at the end of the construction phase.

         Construction lending is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser if the property will not be owner-occupied. The Association generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area, using conservative underwriting guidelines, and closely monitoring the construction process.

         Commercial Real Estate Loans. The Association's commercial real estate loan portfolio primarily consists of loans secured by office buildings, retail establishments, churches and multi-family dwellings located within the Association's primary market area. Commercial real estate loans amounted to $668,000 or 6.8% of the total loan portfolio at December 31, 1996. The largest commercial real estate loan at December 31, 1996 was $504,000 (gross of a $190,000 reserve), and the average balance of such loans at December 31, 1996 was $82,000.

         Nonresidential real estate loans may have terms up to 30 years and generally have adjustable rates of interest. As part of its commitment to loan quality, the Association's senior management reviews each nonresidential loan prior to approval by the Board of Directors. All loans are based on the appraised value of the secured property and loans are generally not made in amounts in excess of 70% of the appraised value of the secured property. All appraisals are performed by an independent appraiser designated by the Association and are reviewed by management. In originating nonresidential loans, the Association considers the quality of the property, the credit of the borrower, the historical and projected cash flow of the project, the location of the real estate and the quality of the property management. A total of $108,000 of commercial real estate loans were originated in 1996, and none were originated in 1995.

         Commercial real estate lending is generally considered to involve a higher degree of risk than single-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. The Association generally attempts to mitigate the risks associated with commercial real estate lending by, among other things, lending primarily in its market area and using low LTV ratios in the underwriting process.

         Consumer Loans. The Association's consumer loans consist of loans on deposits and second mortgage loans. The consumer loans are not being actively marketed and are offered primarily as a service to existing customers. At December 31, 1996, loans on deposits amounted to $694,000, representing 79.9% of total consumer loans and 7.1% of the total loan portfolio, before net items. Loans secured by deposit accounts are generally offered with an interest rate equal to 2% above the rate on the deposit account.

         The Association's second mortgage loans amounted to $175,000 or 1.8% of the total loan portfolio at December 31, 1996. The second mortgages are secured by one- to four-family residences, are for a fixed amount and a fixed term, and are made to individuals for a variety of purposes. All of the second mortgages at December 31, 1996 have adjustable interest rates.

         The Association is considering expanding the types of loans it offers to include equity lines of credit and mobile home loans. The mobile home loans would be sold to another institution without recourse. The Association is also considering purchasing loan participation interests through another financial institution.

         Loan Fees and Servicing Income. In addition to interest earned on loans, the Association receives income through the servicing of loans and loan fees charged in connection with loan originations and modifications, late payments, prepayments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period-to-period with the volume and type of loans made.

         Loan origination fees or "points" are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. The Association's loan origination fees are offset against direct loan origination costs, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 1996, the Association had approximately $47,000 of loan fees which had been deferred. The deferred loan fees are being recognized as income over the lives of the related loans.

Asset Quality

         Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1996, in dollar amounts and as a percentage of the Association's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                         December 31, 1996
                                 --------------------------------------------------------------------
                                     30-59                                         90 or More Days
                                   Days overdue         60-89 Days overdue             Overdue
                                 --------------------------------------------------------------------
                                            Percent                 Percent                  Percent
                                            of Total                of Total                 of Total
                                 Amount      Loans       Amount      Loans       Amount       Loans
                                 ------      -----       ------      -----       ------       -----
                                                       (Dollars in Thousands)
One- to four-family
   residential real estate
   loans .................        $652        6.64%       $193        1.97%       $ 97         0.99%
commercial real estate
   loans .................          58        0.59         --         --           --          --
Consumer loans ...........         206        2.10           3        0.03           6         0.06
                                  ----        ----        ----        ----        ----         ----
   Total delinquent loans         $916        9.33%       $196        2.00%       $103         1.05%
                                  ====        ====        ====        ====        ====         =====

         Nonperforming Assets. When a borrower fails to make a required loan payment, the Association attempts to cause the default to be cured by contacting the borrower. In general, contacts are made after a payment is more than 15 days past due. A significant portion of the Association's loans provide for a 45 day grace period, and no late charge is assessed on these loans until the payment is 46 days past due. Defaults are cured promptly in most cases. If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Association's normal collection procedures, or an acceptable arrangement is not worked out with the borrower, the Association will commence foreclosure action.

         If foreclosure is effected, the property is sold at a sheriff's sale. If the Association is the successful bidder, the acquired real estate property is then included in the Association's "real estate owned" account until it is sold. The Association is permitted under applicable regulations to finance sales of real estate owned by "loans to facilitate" which may involve more favorable interest rates and terms than generally would be granted under the Association's underwriting guidelines. At December 31, 1996, the Association had no loans to facilitate.

         The Association generally places loans on non-accrual status when the payment of interest becomes 90 days past due or when interest payments are otherwise deemed uncollectible.

         The following table sets forth the amount of the Association's nonperforming assets at the dates indicated.

                                                           December 31,
                                                 -------------------------------
                                                   1996        1995        1994
                                                   ----        ----        ----
                                                     (Dollars In Thousands)
Total nonperforming assets:
   Non-accruing loans ....................       $   52        $ 76        $ 31
   Real estate owned, net (1) ............           45          92         161
   Non-accruing investment
      securities, net (1) ................           --         --          265
                                                 ------        ----        ----
   Total nonperforming assets ............       $   97        $168        $457
                                                 ======        ====        ====
Troubled debt restructurings .............       $   --        $ 66        $ 64
                                                 ======        ====        ====

Total nonperforming loans and
  troubled debt restructurings
  as a percentage of total loans .........         0.53%       1.35%       0.88%
                                                 ======        ====        ====

Total nonperforming loans and
  troubled debt restructurings
  as a percentage of total assets ........         0.20%       0.55%       1.24%
                                                 ======        ====        ====
-----------------
(1) Net of related loss  allowances as of each date shown,  which  allowances at
December  31, 1996  amounted  to $46,000  for real estate  owned and $62,000 for non-accruing GIC bonds.

         The $52,000 of non-accruing loans at December 31, 1996 consisted of a one-to four- family residential loan for $44,000 and a commercial real estate loan for $8,000.

         The Association's real estate owned has steadily declined over the last three years, and at December 31, 1996 the Association's real estate owned consisted of two one- to four-family residential properties and one vacant lot in the New Orleans metropolitan area. The real estate owned at December 31, 1996 consisted of a single-family residential property for $45,000, net of reserves, plus two other properties that were fully reserved. The $45,000 of real estate owned at December 31, 1996 is net of a $46,000 allowance for loss. See Note I of Notes to Consolidated Financial Statements contained in the 1996 Annual Report to Stockholders, which is filed as Exhibit 13 hereto (the "Annual Report").

         The non-accruing investment securities at December 31, 1996 consisted of the Association's Guaranteed Investment Contract Bonds (the "GIC Bonds"), and the amount of the securities are shown net of the related allowance for loss. The allowance for loss equalled the remaining $62,000 principal balance at December 31, 1996. The GIC bonds matured in 1996 and the remaining fully reserved balance is an estimate of the amount that the Association expects to receive based on the reports of the GIC bond trustees.

         Classified Assets. All loans are reviewed on a regular basis under the Association's asset classification policy. The Association's total classified assets at December 31, 1996 (excluding loss assets specifically reserved for) amounted to $850,000, of which $314,000 was classified as special mention, $536,000 was classified as substandard, and $ 0 was classified as doubtful. The largest classified asset at December 31, 1996 consisted of a $504,000 adjustable-rate commercial real estate loan secured by a furniture store and a warehouse, on which the Association has established reserves of $190,000 at December 31, 1996. The collateral was previously foreclosed upon by the Association, and the borrower repurchased the real estate owned property from the Association in June 1991 at the Association's total carrying value. Until recently, the loan had been performing in accordance with its terms since June 1992, and the reserve was established solely because the appraised value of the collateral in April 1992 was less than the principal balance of the loan. Of the $504,000 balance at December 31, 1996, $314,000 was classified as special mention and $190,000 was classified as substandard. As of March 31, 1997, there are two payments due for principal, interest and escrow totalling $9,400, and the loan is thus not current as of such date. The Association's management is closely monitoring this loan and is discussing its status with the borrower. The borrower has pledged to the Association a deposit account with a balance of $15,000 to be used to make monthly payments if necessary. It is the opinion of management that the property securing this loan has a value adequate to cover the net amount of the loan.

         The remaining $346,000 of substandard assets at December 31, 1996 consisted of (1) residential mortgage loans totalling $193,000, of which the largest loan had a balance of $111,000 at December 31, 1996, and (2) the $91,000 of gross real estate owned, which is included in the above table net of a $46,000 reserve. The $111,000 substandard residential mortgage loan is secured by a duplex and a $20,000 certificate of deposit at the Association. The $62,000 of substandard investment securities consist of the Association's GIC bonds, which are fully reserved at December 31, 1996. The GIC bonds matured in 1996 and the remaining fully reserved balance is an estimate of the amount that the Association expects to receive based on the reports of the GIC bond trustees.

         Allowance for Loan Losses. At December 31, 1996, the Association's allowance for loan losses amounted to $530,000 or 5.4% of the total loan portfolio. The Association's loan portfolio consists primarily of one- to four-family residential loans and, to a lesser extent, commercial real estate loans, construction loans and consumer loans. The loan loss allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on prior loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates which are subject to change over time. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

           The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

                                                 At or For the Year Ended December 31,
                                                      1996          1995          1994
                                                  --------      --------      --------
                                                          (Dollars in Thousands)

Total loans outstanding ......................    $  9,812      $ 10,496      $ 10,843
                                                  ========      ========      ========
Allowance for loan losses, beginning of period    $    534      $    558      $    573
Provision (credit) for loan losses ...........          (4)          (24)          (15)
New loans charged-off (recovered)(1) .........        --            --            --
                                                  --------      --------      --------
Allowance for loan losses, end of period .....    $    530      $    534      $    558
                                                  ========      ========      ========
Allowance for loan losses as a percent of
   total loans outstanding ...................         5.4%         5.90%          5.3%
                                                  ========      ========      ========
Allowance for loan losses as a percent of
   nonperforming loans and troubled debt
   restructurings ............................    1,019.23%       702.63%     1,800.00%
                                                  ========      ========      ========
-----------------
(1) There were no loan charge-offs or recoveries in 1996, 1995 and 1994.

         The following table presents the allocation of the Association's allowance for loan losses by type of loan at each of the dates indicated.

                                                                 December 31,
                                   ----------------------------------------------------------------------
                                            1996                    1995                   1994
                                   ----------------------  ----------------------   ---------------------
                                                   Loan                    Loan                   Loan
                                                 Category                Category               Category
                                    Amount        as a %     Amount       as a %     Amount       as a %
                                      of         of Total      of        of Total      of        of Total
                                   Allowance       Loans   Allowance      Loans     Allowance     Loans
                                   ---------       -----   ---------      -----     ---------     -----
One-to four-family residential        $298         83.4%      $338         76.7%      $355        81.4%

Construction .................           3          0.9        --           4.7        --          --

Commercial real estate .......         229          6.8        196          8.1        203         8.1

Consumer .....................         --           8.9        --          10.5        --         10.5
                                      ----        -----       ----        -----       ----       -----

Total ........................        $530        100.0%      $534        100.0%      $558       100.0%
                                      ====        =====       ====        =====       ====       =====

Mortgage-Backed Securities

        Algiers has invested in a portfolio of mortgage-backed securities that are insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") or the Government National Mortgage Association ("GNMA"). Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of one- to four-family or multi-family residential mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Association. FHLMC is a public corporation chartered by the U.S. government and guarantees the timely payment of interest and the ultimate return of principal. FHLMC mortgage-backed securities are not backed by the full faith and credit of the United States, but because FHLMC is a U.S. government sponsored enterprise, these securities are considered high quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development, which is intended to help finance government assisted housing programs. The GNMA guarantees the timely payment of principal and interest, and GNMA securities are backed by the full faith and credit of the U.S. Government. The FNMA guarantees the timely payment of principal and interest, and FNMA securities are indirect obligations of the U.S. government.

        Of the $32.9 million of mortgage-backed securities at December 31, 1996, $23.8 million were accounted for as held to maturity and had an aggregate market value of $23.2 million at such date. The remaining $9.1 million of mortgage-backed securities at December 31, 1996 are accounted for as available for sale and are thus carried at market value. For additional information relating to the Association's mortgage-backed securities, see Note G of Notes to Consolidated Financial Statements in the Annual Report.

        Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that result in nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Association. In general, mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. As a result, these types of securities allow the Association to optimize regulatory capital to a greater extent than non-securitized whole loans. While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.

        The following table sets forth the composition of the Company's mortgage-backed securities at each of the dates indicated.

                                                        December 31,
                                           -------------------------------------
                                              1996           1995           1994
                                              ----           ----           ----
                                                      (In Thousands)
Mortgage-backed
   securities held to
    maturity:
      FNMA ........................        $16,684        $13,971        $11,626
      FHLMC .......................          3,927          2,771          3,568
      GNMA ........................          3,199          3,719          2,470
                                           -------        -------        -------
        Subtotal ..................         23,810         20,461         17,664
                                           -------        -------        -------

Mortgage-backed
   securities available
   for sale:
      FNMA ........................          5,415          3,293          4,837
      FHLMC .......................          2,761          3,237          3,092
      GNMA ........................          1,158          1,764
                                           -------        -------        -------
                                                                             901
        Subtotal ..................          9,077          7,688          9,693
                                           -------        -------        -------
Total .............................        $32,887        $28,149        $27,357
                                           =======        =======        =======


        Information regarding the contractual maturities and weighted average yield of the Company's mortgage-backed securities portfolio at December 31, 1996 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

                                                   Amounts at December 31, 1996 Which Mature In
                                      ---------------------------------------------------------------------
                                                                     After Five
                                      One Year     After One to          to         Over 10
                                      or Less       Five Years       10 Years        Years         Total
                                      -------       ----------       --------        -----         -----
                                                                   (In Thousands)
Held to maturity:
    FNMA ........................       $  --          $   229        $ 1,819        $14,636        $16,684
    FHLMC .......................          --             --             --            3,927          3,927
    GNMA ........................          --             --             --            3,199          3,199
                                        -------        -------        -------        -------        -------
       Total ....................          --              229          1,819         21,762         23,810
                                        -------        -------        -------        -------        -------

    Weighted average
        yield ...................          0.00%          6.08%          6.12%          6.31%          6.30%
                                        =======        =======        =======        =======        =======

Available for sale:
    FNMA ........................            35             29            605          4,746          5,415
    FHLMC .......................          --              163           --            2,598          2,761
    GNMA ........................             8            211            148            534            901
                                        -------        -------        -------        -------        -------
       Total ....................            43            403            753          7,878          9,077
                                        -------        -------        -------        -------        -------

    Weighted average
        yield ...................         12.43%         10.20%          8.40%          7.16%          7.45%
                                        =======        =======        =======        =======        =======
Total mortgage-backed securities:
    FNMA ........................            35            258          2,424         19,382         22,099
    FHLMC .......................          --              163           --            6,525          6,688
    GNMA ........................             8            211            148          3,733          4,100
                                        -------        -------        -------        -------        -------
       Total ....................       $    43        $   632        $ 2,572        $29,640        $32,887
                                        =======        =======        =======        =======        =======

    Weighted average
        yield ...................         12.43%          8.71%          6.79%          6.51%          6.59%
                                        =======        =======        =======        =======        =======


       The following table sets forth the purchases, sales and principal repayments of the Company's mortgage-backed securities during the periods indicated.

                                                    At or For the
                                                Year Ended December 31,
                                        ---------------------------------------
                                          1996           1995           1994
                                        --------       --------       --------
                                                (Dollars in Thousands)
Mortgage-backed securities
  at beginning of period ..........     $ 28,149       $ 27,357       $ 28,002
Purchases .........................        9,228          4,170          6,237
Repayments ........................       (3,676)        (3,653)        (6,338)
Sales
                                            (638)          --             --
Mark to market adjustment .........          (31)           408           (464)
Amortizations of premiums
  and discounts, net...............         (145)          (133)           (80)
                                        --------       --------       --------
Mortgage-backed securities at
  end of period ...................     $ 32,887       $ 28,149       $ 27,357
                                        ========       ========       ========
Weighted average yield at
  end of period ...................         6.59%          6.96%          6.25%
                                        ========       ========       ========

 Investment Securities

       The investment policy of the Company, which is established by the Board of Directors, is designed to maintain liquidity within regulatory limits, maintain a balance of high-quality investments to minimize risk, provide collateral for pledging requirements, provide alternative investments when loan demand is low, maximize returns while preserving liquidity and safety, and manage interest rate risk. The Association is required to maintain certain liquidity ratios and does so by investing in securities that qualify as liquid assets under OTS regulations. Such securities include obligations issued or fully guaranteed by the United States Government and certain federal agency obligations.

        Investment securities (excluding FHLB stock) totalled $3.3 million or 6.8% of total assets at December 31, 1996. Of the $3.3 million of investment securities, which consists of U.S. Government and agency securities, $2.5 million are accounted for as available for sale and $825,000 are accounted for as held to maturity. The aggregate market value of the securities that are accounted for as held to maturity was $824,000 at December 31, 1996. The investment securities that are accounted for as available for sale and are thus carried at market value. At December 31, 1996, $868,000 of investment securities were scheduled to mature in one year or less, and $2.5 million of investment securities were scheduled to mature in more than five years.

         The following table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated.

                                                               December 31,
                                  -----------------------------------------------------------------------
                                          1996                      1995                      1994
                                  -----------------------------------------------------------------------
                                  Carrying     Market      Carrying      Market      Carrying      Market
                                   Value       Value        Value        Value        Value        Value
                                   -----       -----        -----        -----        -----        -----
                                                                 (In Thousands)
Available for Sale:
   U.S. Treasury ..........       $ --         $ --         $  697       $  697       $1,150       $1,150
   FHLB notes .............        1,999        1,993         --           --           --           --
   FNMA notes .............          325          325
   FHLMC notes ............          150          151
   Southeast Texas
    Housing Finance
    Authority(1) ..........           43           43           83           83          408          408
   Louisiana Agricultural
    Finance Authority(1) ..           19           19           46           46          216          216
                                  ------       ------       ------       ------       ------       ------
   Subtotal ...............        2,536        2,531          826          826        1,774        1,774

Less:
   Allowance for loss .....           66           60          129          129          339          339
   Discount on securities .            2            2         --           --             20           20
                                  ------       ------       ------       ------       ------       ------
Total available for sale ..        2,468        2,469          697          697        1,415        1,415
                                  ------       ------       ------       ------       ------       ------
Held to maturity
   Louisiana Public
    Facility Authority ....         --           --            300          300          300          300
   FHLB notes .............          425          425          925          904          925          916
   Federal Farm Credit Bank          200          200         --           --           --           --
   Certificates of deposit          --           --           --           --             99           99
   Sallie Mae .............          200          200         --           --           --           --
   FHLB stock .............          455          455          430          430          403          403
                                  ------       ------       ------       ------       ------       ------
Total Held to Maturity ....        1,280        1,280        1,655        1,634        1,727        1,718
                                  ------       ------       ------       ------       ------       ------
    Total .................       $3,748       $3,749       $2,352       $2,331       $3,142       $3,133
                                  ======       ======       ======       ======       ======       ======



(1) Gross of a related allowance for loss, which allowance equalled the full amount shown at December 31, 1996.

         The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1996. No tax-exempt yields have been adjusted to a tax-equivlaent basis.

                                                            Amounts at December 31, 1996 Which Mature In
                                     --------------------------------------------------------------------------------------
                                                                     Over One
                                                       Weighted        Year         Weighted         Over          Weighted
                                        One Year        Average      Through        Average          Five          Average
                                        or Less          Yield       Five Years       Yield          Years          Yield
                                        -------          -----       ----------       -----          -----          -----
                                                                     (Dollars in thousands)
Bonds and other debt
 securities available for sale:
    FHLB notes
   and federal agencies              $        -              - %    $        -            - %     $   1,999           7.83%
   FNMA notes                                                                                           325
   FHLMC notes                                                                                          150           7.50
   Southeast Texas Housing                                                                                            8.00
    Finance Authority(1)                     43              -               -            -
   Louisiana Agricultural
    Finance Authority(1)                     19              -               -            -               -              -
                                     ----------           ----      ----------       -------      ---------           ----
   Subtotal                                  62              -               -            -           2,474           7.79
                                     ----------           ----      ----------       -------      ---------           ----

Bonds and other debt
 securities held to maturity:
   Federal Farm Credit Bank                 200           3.94               -            -               -              -
   Sallie Mae                               200           3.92               -            -               -              -
    FHLB notes(1)                           425           4.29               -            -               -              -
                                     ----------           ----      ----------       -------      ---------           ----
  Subtotal                                  825           4.11               -            -               -              -
                                     ----------           ----      ----------       -------      ---------           ----

Equity securities held to:
 maturity:
  FHLB stock(2)                               -              -               -            -             455           5.85
                                     ----------           ----      ----------       -------      ---------           ----
     Total                           $      887           3.82%     $        -            - %     $   2,929           7.49%
                                     ==========           ====      ==========       =======      =========           ====

(1) As a member of the FHLB of Dallas, the Association is required to maintain its investment in FHLB stock, which has no stated maturity.

          At December 31, 1996, the Company did not have investments in any one issuer which exceeded more than 10% of the Company's total stockholders' equity, except for FHLB notes which had both a carrying value and a market value of $2.0 million at December 31, 1996.

Sources of Funds

        General. Deposits are the primary source of the Association's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from principal and interest payments on loans and mortgage-backed securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

        Deposits. The Association's deposits are attracted principally from within the Association's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts ("MMDA's"), regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $6.0 million or 16.0% of total deposits at December 31, 1996. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

        The large variety of deposit accounts offered by the Association has increased the Association's ability to retain deposits and allowed it to be more competitive in obtaining new funds, but has not eliminated the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities). During periods of high interest rates, deposit accounts that have adjustable interest rates have been more costly than traditional passbook accounts. In addition, the Association is subject to short-term fluctuations in deposit flows because funds in transaction accounts can be withdrawn at any time and because 64.2 % of the certificates of deposit at December 31, 1996 mature in one year or less. The Association's ability to attract and maintain deposits is affected by the rate consciousness of its customers and their willingness to move funds into higher-yielding accounts. The Association's cost of funds has been, and will continue to be, affected by money market conditions.

         The following table shows the distribution of , and certain other information relating to, the Association's deposits by type of deposit, as of the dates indicated.

                                                          December 31,
                             ----------------------------------------------------------------------
                                       1996                   1995                     1994
                             ----------------------------------------------------------------------
                               Amount        %       Amount         %          Amount         %
                                                     (Dollars in Thousands)
Certificate accounts:
   2.00% - 2.99% .......     $    94         0.3%   $   169         0.5%     $    349         0.9%
   3.00% - 3.99% .......        --             0         12           0          6360        16.8
   4.00% - 4.99% .......       6,957        19.0     10,058        26.3        10,118        26.7
   5.00% - 5.99% .......      13,347        36.4     10,505        27.5         6,946        18.4
   6.00% - 6.99% .......       5,544        15.1      5,704        14.9         3,209         8.5
   7.00% - 7.99% .......       1,990         5.4      2,091         5.5            10         0.1
   8.00% or more .......        --          --            4        --               4        --
                             -------       -----    -------       -----      --------       -----
       Total certificate
         accounts ......      27,932        76.2     28,543        74.7        26,996        71.4
                             -------       -----    -------       -----      --------       -----

Transaction accounts:
  Passbook savings .....       5,774        15.8      6,431        16.8         7,603        20.1
  MMDAs ................       1,216         3.3      1,530         4.0         1,909         5.0
  Demand and NOW
   accounts(1) .........       1,713         4.7      1,699         4.5         1,317         3.5
                             -------       -----    -------       -----      --------       -----
     Total transaction
       accounts ........       8,703        23.8      9,660        25.3        10,829        28.6
                             -------       -----    -------       -----      --------       -----
     Total deposits ....     $36,635       100.0%   $38,203       100.0%      $37,825       100.0%
                             =======       =====    =======       =====       =======       =====

         The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                                 Year Ended December 31,
                                       -----------------------------------------------------------------------
                                                1996                     1995                     1994
                                      ------------------------------------------------------------------------
                                                     Average                  Average                  Average
                                        Average       Rate       Average       Rate       Average       Rate
                                        Balance       Paid       Balance       Paid       Balance       Paid
                                        -------       ----       -------       ----       -------       ----
                                                                (Dollars in Thousands)

Passbook savings accounts              $   6,856      2.56%    $   6,662       2.73%    $   8,953       2.84%
Demand and NOW accounts                    1,716      2.20         1,453       2.36         1,200       2.49
MMDAs                                      1,475      2.41         1,829       2.56         2,452       2.57
Certificates of deposit                   28,706      5.47        27,296       5.39        27,306       4.21
                                       ---------      ----     ---------       ----     ---------       ----
   Total interest-bearing
     deposits                          $  38,753      4.69%    $  37,240       4.66%    $  39,911       3.75%
                                       =========      ====     =========       ====     =========       ====

         The following table sets forth the savings flows of the Association during the periods indicated.

                                                      Year Ended December 31,
                                                --------------------------------
                                                 1996         1995        1994
                                                 ----         ----        ----
                                                         (In Thousands)

Increase (decrease) before interest ........    $(3,001)    $  (834)    $(4,581)
   credited
Interest credited ..........................      1,433       1,212       1,056
                                                -------     -------     -------
   Net increase (decrease) in deposits .....    $(1,568)    $   378     $(3,525)
                                                =======     =======     =======


(1) The information provided is net of deposits and withdrawals because the gross amount of deposits and withdrawals is not readily available.

         The Association attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area, but does not necessarily seek to match the highest rates paid by competing institutions. The Association has generally not taken a position of price leadership in its markets, except when there has been an opportunity to market longer term deposits.

         The principal methods used by the Association to attract deposits include the offering of a wide variety of services and accounts, competitive interest rates and convenient office locations.

         The Association does not advertise for deposits outside of its primary market area. At December 31, 1996, the Association had no deposits that were obtained through deposit brokers. The Association does not actively solicit broker deposits and does not pay fees to such brokers.

         The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 1996 and the amounts at December 31, 1996 which mature during the periods indicated.

                                          Balance at December 31, 1996
                                  Maturing in the 12 Months Ending December 31,
                             -----------------------------------------------------
Certificates of Deposit        1997        1998      1999     Thereafter   Total
-----------------------        ----        ----      ----     ----------   -----
Certificate accounts:
   2.00% - 2.99% .......     $    94      $  --     $  --      $  --       $    94
   3.00% - 3.99% .......        --           --        --         --           --
   4.00% - 4.99% .......       6,957         --        --         --         6,957
   5.00% - 5.99% .......       5,975       5,551     1,730         91       13,347
   6.00% - 6.99% .......       4,039         452        26      1,027        5,544
   7.00% - 7.99% .......         876         124        51        939        1,990
   8.00% or more .......        --           --        --         --           --
                             -------      ------    ------     ------      -------
       Total certificate
         accounts ......      17,941      $6,127    $1,807     $2,057      $27,932
                             =======      ======    ======     ======      =======

         The following table sets forth the maturities of the Association's certificates of deposit of $100,000 or more at December 31, 1996 by time remaining to maturity.

Maturing During Quarter Ending:                     Amounts
---------------------------------------------------------------
                                                 (In Thousands)
March 31, 1997                                    $       315
June 30, 1997                                             108
September 30, 1997                                        412
December 31, 1997                                         122
After December 31, 1997                                 1,048
                                                  -----------
   Total certificates of deposit with
      balances of $100,000 or more                $     2,005
                                                  ===========

         Borrowings. The Association may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, investment securities and mortgage-backed securities, provided certain standards related to credit worthiness have been met. See "Regulation - The Association - Federal Home Loan Bank System." Such advances are made pursuant to several credit programs, each of which had its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At December 31, 1996, the Association had $1.5 million in advances from the FHLB of Dallas.

Subsidiary

         At December 31, 1996, the Association had no subsidiaries. Under Louisiana law, a state-chartered association may invest up to 10% of its assets in service organizations or corporations. One December 26, 1996 the Company formed a subsidiary corporation, Jefferson Community Lending, LLC (the "LLC"), along with Jefferson Community Housing Foundation (the "Foundation"). The LLC was formed to originate mortgage loans for sale in the secondary market. As of December 31, 1996 the LLC has an operating loss of approximately $ 14,000, which was organizational costs.

Competition

         The Company faces significant competition both in attracting deposits and in making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. Some of the Company's major competitors include Bank One, Hibernia National Bank, Whitney National Bank, First National Bank of Commerce and Fifth District Savings and Loan. In addition, the Company faces additional significant competition for investors' funds from short-term money market mutual funds and issuers of corporate and government securities. The Company competes for deposits principally by offering depositors a variety of deposit programs. The Company does not rely upon any individual group or entity for a material portion of its deposits. The Company estimates that its market share of total deposits in Orleans parish and Jefferson parish, Louisiana is less than 1.0%.

         The Company's competition for real estate loans comes principally from mortgage banking companies, commercial banks, other savings institutions and credit unions. The Company competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers and real estate brokers. Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

Employees

         The Company and its subsidiaries had 12 full-time employees at December 31, 1996. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

                                   REGULATION

The Company

          General. The Company, as a registered savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Association is subject to certain restrictions in its dealings with the Company and affiliates thereof.

         Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "-The Association - Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "-The Association - Qualified Thrift Lender Test."

         If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Association or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business;
(iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the FRB as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

         Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act and OTS regulations. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, such provisions (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by such provisions, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

         In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1996, the Association was in compliance with the above restrictions.

         Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

         The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

         Under the Bank Holding Company Act of 1956, the FRB is authorized to approve an application by a bank holding company to acquire control of a savings institution. In addition, a bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the FRB. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

The Association

         General. The OFI is the Association's chartering authority, and the OTS is the Association's primary federal regulator. The OTS and the OFI have extensive authority over the operations of Louisiana-chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and the OFI and are subject to periodic examinations by the OTS, the OFI and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and
regulations,   and  such  institutions  are  prohibited  from  engaging  in  any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors.

         The OTS' enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices. Other actions or inactions may provide the basis for enforcement actions, including misleading or untimely reports filed with the OTS.

         On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. The FDICIA provided for, among other things, the recapitalization of the BIF; the authorization of the FDIC to make emergency special assessments under certain circumstances against BIF members and members of the SAIF; the establishment of risk-based deposit insurance premiums; and improved examinations and reporting requirements. The FDICIA also provided for enhanced federal supervision of depository institutions based on, among other things, an institution's capital level. See" - Prompt Corrective Action."

         Insurance of Accounts. The deposits of the Association are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

         Under current FDIC regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's
capital--"well       capitalized,"       "adequately      capitalized,"      and
"undercapitalized"--which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging prior to September 30, 1996 from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. The insurance premiums for the Association for the first half of 1994 were .26% (per annum) of insured deposits and for each of the semi-annual periods from the second half of 1994 through the first half of 1996 were .23% (per annum) of insured deposits.

         The deposits of the Association are currently insured by the SAIF. Both the SAIF and the BIF, the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved a fully funded status and, therefore, as discussed below, the FDIC recently substantially reduced the average deposit insurance premium paid by commercial banks to a level approximately 75% below the average premium then paid by savings institutions.

         On November 14, 1995, the FDIC approved a final rule regarding deposit insurance premiums. The final rule reduces deposit insurance premiums for BIF member institutions to zero basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, while holding deposit insurance premiums for SAIF members at their then current levels (23 basis points for institutions in the lowest risk category). The reduction was effective with respect to the semiannual premium assessment beginning January 1, 1996.

         On September 30, 1996, President Clinton signed into law legislation which eliminates the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation required all SAIF member institutions pay a one-time special assessment to recapitalize the SAIF, with the aggregate amount to be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

         Implementing FDIC regulations imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995, which was accrued as an expense on September 30, 1996. The one-time special assessment for the Association amount to $241,000. Net of related tax benefits, the one-time special assessment amounted to $159,000 or $.25 per share. The payment of such special assessment had the effect of immediately reducing the Association's capital by such amount. Nevertheless, management does not believe that this one-time special assessment had a material adverse effect on the Company's consolidated financial condition.

         In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally range from zero basis points to 27 basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 basis points to 27 basis points in order to include assessments paid to the Financing Corporations ("FICO"). From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the FICO, while BIF member institutions will pay approximately 1.3 basis points. The Association's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.4 basis points effective January 1, 1997. Based on the $36.5 million of assessable deposits at December 31, 1996, the Association will pay $30,000 less in insurance premiums in the first half of 1997.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Association, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Association's deposit insurance.

         Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

         Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. At December 31, 1996, the Association had no goodwill or other intangible assets which are deducted in computing its tangible capital. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At December 31, 1996, the Association had no subsidiaries.

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences, and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one- to four-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

         In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated economic value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the economic value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS published an appeals process. On August 21, 1995, the OTS released Thrift Bulletin 67 which established (i) an appeals process to handle "requests for adjustments" to the interest rate risk component and (ii) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component. The Director of the OTS indicated, concurrent with the release of Thrift Bulletin 67, that the OTS will continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in Thrift Bulletin 67.

         At December 31, 1996, the Association exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 14.83%, 14.83% and 54.24%, respectively. The following table sets forth the Association's ' compliance with each of the above-described capital requirements as of December 31, 1996.

                                            Tangible       Core        Risk-Based
                                            Capital      Capital(1)     Capital(2)
                                            -------      ----------     ----------
                                                     (Dollars in Thousands)
Capital under GAAP ...................       $6,751        $6,751        $6,751
Additional capital items:
  General valuation
   allowances(3) .....................         --            --             173
   Net unrealized loss on
   securities available for sale .....           26            26            26
                                             ------        ------        ------
Regulatory capital ...................        6,777         6,777         6,950
Minimum required
   regulatory capital(4) .............          686         1,371         1,025
                                             ------        ------        ------
Excess regulatory capital ............       $6,091        $5,406        $5,925
                                             ======        ======        ======
Regulatory capital as a
percentage ...........................        14.83%        14.83%        54.24%
Minimum capital required
as a percentage(4) ...................         1.50          3.00          8.00
                                             ------        ------        ------
Regulatory capital as a
percentage in excess of
requirements .........................        13.33%        11.83%        46.24%
                                             ======        ======        ======
------------
(1) Does not reflect the 4.0%  requirement to be met in order for an institution to be "adequately capitalized." See " -Prompt Corrective Action."

(2) Does not reflect the interest-rate risk component in the risk-based capital requirement, the effective date of which has been postponed as discussed above.

(3) General valuation allowances are only used in the calculation of risk-based capital. Such allowances are limited to 1.25% of risk-weighted assets.

(4) Tangible and core capital are computed as a percentage of adjusted total assets of $45.7 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $12.8 million.

         Effective November 28, 1994, the OTS revised its interim policy issued in August 1993 under which savings institutions computed their regulatory capital in accordance with SFAS No.115, "Accounting for Certain Investments in Debt and Equity Securities." Under the revised OTS policy, savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital. This change in policy increased the Association's regulatory capital at December 31, 1996 by approximately $26,000.

         A savings institution which is not in capital compliance or which is otherwise deemed to require more than normal supervision is subject to restrictions on its ability to grow pursuant to

Regulatory Bulletin 3a-1. In addition, a provision of HOLA generally provides that the Director of the OTS must restrict the asset growth of savings institutions not in regulatory capital compliance, subject to a limited exception for growth not exceeding interest credited.

         A savings institution which is not in capital compliance is also automatically subject to the following: (i) new directors and senior executive officers and employment contracts for senior executive officers must be approved by the OTS in advance; (ii) the savings institution may not accept or renew any brokered deposits; (iii) the savings institution is subject to higher OTS assessments as a capital-deficient institution; and (iv) the savings institution may not make any capital distributions without prior written approval.

         Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

         Prompt Corrective Action. Under Section 38 of the FDIA, as added by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

         An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

         At December 31, 1996, the Association was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

         Safety and Soundness. On November 18, 1993, a joint notice of proposed rulemaking was issued by the OTS, the FDIC, the Office of Comptroller of the Currency and the FRB (collectively, the "agencies") concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems, (b) internal audit system, (c) loan documentation, (d) credit underwriting, (e) interest rate risk exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the proposed asset quality and earnings standards, the Association would be required to maintain (1) a maximum ratio of classified assets (assets classified substandard, doubtful and to the extent that related losses have not been recognized, assets classified loss) to total capital of 1.0, and (2) minimum earnings sufficient to absorb losses without impairing capital. The last ratio concerning market value to book value was determined by the agencies not to be feasible. Finally, the proposed compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. Legislation enacted in 1994: (1) authorizes the agencies to establish safety and soundness standards by regulation or guideline for all insured depository institutions; (2) gives the agencies greater flexibility in prescribing asset quality and earnings standards by eliminating the requirement that agencies establish quantitative standards; and (3) eliminates the requirement that the standards referenced above apply to depository institution holding companies. The agencies have published a final rule and interagency guidelines ("Guidelines"), which were effective August 9, 1995, as well as asset quality and earning standards which were added to the Guidelines effective October 1, 1996.

         Under the Guidelines and final rule of the OTS, if an insured savings institution fails to meet any of the standards promulgated by the Guidelines, then the OTS may require such institution to submit a plan within 30 days (or such different period specified by the OTS) specifying the steps it will take to correct the deficiency. In the event that an institution fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the OTS, the OTS must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the institution to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the institution may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Association believes that it is in compliance with the Guidelines and final rule as adopted.

         Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 5%. At December 31, 1996, the Association's liquidity ratio was 9.4%.

         Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

         Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's tangible, core or risk-based capital ratio exceeds its tangible, core or risk-based capital requirement. Failure to meet minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval. See "-Regulatory Capital Requirements."

         In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 institution deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 institution as a result of such a determination.

         At December 31, 1996, the Association was a Tier 1 institution for purposes of this regulation.

         On December 5, 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized," as defined above under "-Prompt Corrective Action." Because the Association will be a subsidiary of a holding company, the proposal would require the Association to provide notice to the OTS of its intent to make a capital distribution. The Association does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

         Loans to One Borrower. The permissible amount of loans-to-one borrower now generally follows the national bank standard for all loans made by savings institutions. The national bank standard generally does not permit loans-to-one borrower to exceed the greater of $500,000 or 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. For information about the largest borrowers from the Association, see "Business - Lending Activities - Real Estate Lending Standards and Underwriting Policies."

         Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.

Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital up to certain amounts, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved. See "Business - Asset Quality - Classified Assets."

         Branching by Federal Savings Institutions. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the Internal Revenue Service's domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if: (i) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located); (ii) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or
(iii) the branch was operated lawfully as a branch under state law prior to the savings institution's conversion to a federal charter.

         Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977 ("CRA"). An
unsatisfactory   CRA  record  may  be  the  basis  for  denial  of  a  branching application.

         Qualified Thrift Lender Test. All savings institutions are required to meet a QTL test set in order to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code") or meeting the second prong of the QTL test set forth in Section 10(m) of the HOLA. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to meet the QTL test, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

         Currently, the prong of the QTL test that is not based on the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of very 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1996, the qualified thrift investments of the Association were approximately 89.9% of its portfolio assets.

         Accounting Requirements. FIRREA required the OTS to establish accounting standards to be applicable to all savings institutions for purposes of complying with regulations, except to the extent otherwise specified in the capital standards. Such standards must incorporate GAAP to the same degree as is prescribed by the federal banking agencies for banks or may be more stringent than such requirements.

         Effective October 2, 1992, the OTS amended a number of its accounting regulations and reporting requirements to adopt the following standards: (i) regulatory reports will incorporate GAAP when GAAP is used by federal banking agencies; (ii) savings institution transactions, financial condition and regulatory capital must be reported and disclosed in accordance with OTS regulatory reporting requirements that will be at least as stringent as for national banks; and (iii) the Director of the OTS may prescribe regulatory reporting requirements more stringent than GAAP whenever the Director determines that such requirements are necessary to ensure the safe and sound reporting and operation of savings institutions.

         Effective February 10, 1992, the OTS adopted a statement of policy ("Statement") set forth in Thrift Bulletin 52 concerning (i) procedures to be used in the selection of a securities dealer, (ii) the need to document and implement prudent policies and strategies for securities, whether held for investment, trading or for sale, and to establish systems and internal controls to ensure that securities activities are consistent with the financial institution's policies and strategies, (iii) securities trading and sales practices that may be unsuitable in connection with securities held in an investment portion, (iv) high-risk mortgage securities that are not suitable for investment portfolio holdings for financial institutions, and (v) disproportionately large holdings of long-term, zero-coupon bonds that may constitute an imprudent investment practice. The Statement applies to investment securities, high-yield, corporate debt securities, loans, mortgage-backed securities and derivative securities, and provides guidance concerning the proper classification of and accounting for securities held for investment, sale and trading. Securities held for investment, sale or trading may be differentiated based upon an institution's desire to earn an interest yield (held for investment), to realize a holding gain from assets held for indefinite periods of time (held for sale), or to earn a dealer's spread between the bid and asked prices (held for trading). Depository institution investment portfolios are maintained to provide earnings consistent with the safety factors of quality, maturity, marketability and risk diversification. Securities that are purchased to accomplish these objectives may be reported at their amortized cost only when the depository institution has both the intent and ability to hold the assets for long-term investment purposes. Securities held for investment purposes may be accounted for at amortized cost, securities held for sale are to be accounted for at the lower of cost or market, and securities held for trading are to be accounted for at market. The Association believes that its investment activities have been and will continue to be conducted in accordance with the requirements of OTS policies and GAAP.

         The Omnibus Reconciliation Act of 1993 added a new Section 475 to the Code, which provides that certain financial institutions must recognize gain or loss annually with regard to any security held by them as inventory for resale. Gain or loss is not required to be recognized with regard to securities which are intended to be held until their maturity. The Association believes that it is not a "dealer" as a result of its sales of investment and mortgage -backed securities available for sale during the last three years, and that it is currently not subject to the provisions of Section 475 of the Code.

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Pursuant to SFAS No. 125, after a transfer of financial assets, an entity would be required to recognize all financial assets and servicing it controls and liabilities it has incurred and, conversely, would not be required to recognize either financial assets when control has been surrendered or liabilities when extinguished. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 will be effective with respect to the transfer and servicing of financial assets and the extinguishment of liabilities occurring after December 31, 1996, with earlier application prohibited. The adoption of this Statement will be prospective, and the Company anticipates no material adverse effect on its consolidated financial statements.

         Federal Home Loan Bank System. The Association is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 1996, the Association had $1.5 million in FHLB advances.

         As a member, the Association is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1996, the Association had $455,500 in FHLB stock, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low-and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

         Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 1996, no reserves were required to be maintained on the first $4.4 million of transaction accounts, reserves of 3% were required to be maintained against the next $44.9 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%, is required against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

Louisiana Regulation

         As a Louisiana-chartered savings association, the Association also is subject to regulation and supervision by the OFI. The Association is required to file periodic reports with and is subject to periodic examinations at least once every three years by the OFI. The lending and investment authority of the Association is prescribed by Louisiana laws and regulations, as well as applicable federal laws and regulations, and the Association is prohibited from engaging in any activities not permitted by such law and regulations.

         The Association is required by Louisiana law and regulations to comply with certain reserve and capital requirements. At December 31, 1996, the Association was in compliance with all applicable reserve and capital requirements.

         Louisiana law and regulations also restrict the lending and investment authority of Louisiana-chartered savings institutions. Such laws and regulations restrict the amount a Louisiana-chartered savings association can lend to any one borrower to an amount which, in the aggregate, does not exceed the lesser of
(I) 10% of the association's savings deposits or (ii) the sum of the association's paid-in capital, surplus, reserves for losses, and undivided profits. FIRREA imposes more restrictive limitations. See "Business-Lending Activities." Notwithstanding the foregoing, Louisiana and federal law permits any such association to lend to any one borrower an aggregate amount of at least $500,000.

         In addition, Louisiana law restricts the ability of Louisiana-chartered savings associations to invest in, among other things, (i) commercial real estate loans (including commercial construction real estate loans) up to 40% of total assets; (ii) real estate investments for other than the association's offices up to 10% of total assets; (iii) consumer loans, commercial paper and corporate debt securities up to 30% of total assets; (iv) commercial, corporate, business or agricultural loans up to 10% of total assets; and (v) capital stock, obligations and other securities of service organizations up to 10% of total assets. Louisiana law also sets forth maximum loan-to-value ratios with respect to various types of loans. Applicable federal regulations impose more restrictive limitations in certain instances. See "Business-Lending Activities-Real Estate Lending Standards and Underwriting Policies."

         The investment authority of Louisiana-chartered savings associations is broader in many respects than that of federally-chartered savings and loan associations. However, since the enactment of FIRREA, state-chartered savings associations, such as the Association, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally-chartered savings association. This prohibition applies to equity investments in real estate, investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At December 31, 1996, the Association was in compliance with such provisions.

        Furthermore, effective January 1, 1990, a state-chartered savings association may not engage as principal in any activity not permitted for federal associations unless the FDIC has determined that such activity would pose no significant risk to the affected deposit insurance fund and the association is in compliance with the fully phased-in capital standards prescribed under FIRREA. When certain activities are permissible for a federal association, the state association may engage in the activity in a higher amount if the FDIC has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the association meets the fully phased-in capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At December 31, 1996, the Association had no investments which were affected by the foregoing limitations.

         Under Louisiana law, a Louisiana-chartered savings association may establish or maintain a branch office anywhere in Louisiana with prior regulatory approval. In addition, an out-of-state savings association or holding company may acquire a Louisiana-chartered savings association or holding company if the OFI determines that the laws of such other state permit a Louisiana-chartered savings association or holding company to acquire a savings association or holding company in such other state. Any such acquisition would require the out-of-state entity to apply to the OFI and receive OFI approval.

                                    TAXATION
Federal Taxation

         General. The Company and the Association are subject to the generally applicable corporate tax provisions of the Code, and the Association is subject to certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters material to the taxation of the Company and the Association and is not a comprehensive discussion of the tax rules applicable to the Company and the Association.

         Year. The Company and the Association file federal income tax returns on the basis of a calendar year ending on December 31. For 1996 and 1997, the Company and the Association intend to file separate tax returns.

         Bad Debt Reserves. Savings institutions, such as the Association, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, be deducted in arriving at the institution's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the institution's loans are separated into "qualifying real property loans" (i.e., generally those loans secured by certain interests in real property) and all other loans ("non-qualifying loans"). The deduction with respect to non-qualifying loans must be computed under the experience method as described below. The following formulas may be used to compute the bad debt deduction with respect to qualifying real property loans: (i) actual loss experience, or (ii) for tax years beginning before 1996, a percentage of taxable income. Reasonable additions to the reserve for losses on non-qualifying loans must be based upon actual loss experience and would reduce the current year's addition to the reserve for losses on qualifying real property loans, unless that addition is also determined under the experience method. The sum of the additions to each reserve for each year is the institution's annual bad debt deduction.

         Under the experience method, the deductible annual addition to the institution's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of the six years, or (b) the lower of (i) the balance of the reserve account at the close of the Association's "base year," which was its tax year ended December 31, 1987, or (ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

         Under the percentage of taxable income method, the bad debt deduction equalled 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method permitted a qualifying savings institution to be taxed at a lower effective federal income tax rate than that applicable to corporations in general. This resulted generally in an effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3% exclusive of any minimum tax or environmental tax (as compared to 34% for corporations generally). For tax years beginning on or after January 1, 1993, the maximum corporate tax rate was increased to 35%, which increased the maximum effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction to 32.2% for tax years beginning before 1996. Any savings institution at least 60% of whose assets are qualifying assets, as described in the Code, was generally eligible for the full deduction of 8% of taxable income.

         Pursuant to legislation effective for tax years beginning after 1995, savings institutions are no longer permitted to make additions to their tax bad debt reserve under the percentage of taxable income method. Such institutions are permitted to use the experience method in lieu of deducting bad debts only as they occur. Such legislation requires the Association to realize increased tax liability over a period of six years, which period was to begin in 1996 until it was suspended as set forth below. Specifically, the legislation requires each savings institution to recapture (i.e., take into income) over a multi-year period the balance of its bad debt reserves in excess of the lesser of (i) the balance of such reserves as of the end of its last taxable year ending before 1988 or (ii) an amount that would have been the balance of such reserves had the institution always computed its additions to its reserves using the experience method. The recapture requirement will be suspended for each of two successive taxable years beginning January 1, 1996 in which the Association originates an amount of certain kinds of residential loans which in the aggregate are equal to or greater than the average of the pricipal amounts of such loans made by the Association during its six taxable years preceding 1996, and the recapture requirement was suspended for 1996. It is anticipated that any recapture of the Association's bad debt reserves accumulated after 1987 will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

         At  December  31,  1996,   the  federal  income  tax  reserves  of  the
Association included $1.3 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Association in connection with the conversion of the Association to stock form, the retained earnings of the Association are substantially restricted.

         Distributions. If the Association were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause the Association to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of share, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

         Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such

AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and
(b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1996, the Association had no NOL carryforwards for federal income tax purposes.

         Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum rate of 34%. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

         Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Association.

         The Association's federal income tax returns for the tax years ended December 31, 1993 forward are open under the statute of limitations and are subject to review by the IRS.

State Taxation

         The Company is subject to the Louisiana Corporation Income Tax based on its Louisiana taxable income, as well as franchise taxes. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law including a federal income tax deduction and an allowance for net operating losses, if any. In addition, beginning in 1997, the Association is subject to the Louisiana Shares Tax, which is imposed on the assessed value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of the company's capitalized earnings, plus
(b) 80% of the company's taxable stockholders' equity, and to subtract from that figure 50% of the company's real and personal property assessment. Various items may also be subtracted in calculating a company's capitalized earnings.

Item 2. Description of Property.

         At December 31, 1996, the Company and the Association conducted their business from the Association's main office and one branch office in the New Orleans, Louisiana area. The following table sets forth the net book value (including furnishings and equipment) and certain other information with respect to the offices and other properties of the Company at December 31, 1996.

                                                                   Net Book
                                             Value of             Amount of
Description/Address                        Leased/Owned           Property             Deposits
-------------------                        ------------           --------             --------
Main Office:                                                            (In thousands)
# 1 Westbank Expressway
New Orleans, Louisiana 70114                  Leased               $   54               $21,038

Branch Office:
2021 Carol Sue Avenue
Terrytown, Louisiana  70056                   Owned                   177                15,597
                                                                   ------               -------
    Total                                                          $  231               $36,635
                                                                   ======               =======


Item 3. Legal Proceedings.

         The Company and the Association are involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the consolidated financial condition and results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters.

         The  information   required  herein,  to  the  extent  applicable,   is
incorporated by reference from the inside front cover page of the Company's 1996 Annual Report.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The information required herein is incorporated by reference from pages 37 to 54 of the 1996 Annual Report.

Item 7.  Financial Statements.

         The information required herein is incorporated by reference from pages 1 to 35 of the 1996 Annual Report.

Item 8.  Changes in and Disagreements With Accountants on Accounting and
               Financial  Disclosure.

         Not applicable.

PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act.

         The information required herein is incorporated by reference from pages 2, 3, 5, and 7 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on April 30, 1997, which was filed on April 7, 1997 ("Definitive Proxy Statement").

Item 10. Executive Compensation.

         The information required herein is incorporated by reference from pages 7 to 10 the Definitive Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The information required herein is incorporated by reference from pages 5 to 7 the Definitive Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.

         The information required herein is incorporated by reference from pages 10 to 11 the Definitive Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K.

         (a)   Documents Filed as Part of this Report

         (1) The following financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):
                       Independent Auditor's Report

                       Consolidated  Statements  of  Financial  Condition  as of
                            December 31, 1996 and 1995

                       Consolidated Statements of Operations for the Years Ended
                            December 31, 1996 and 1995

                       Consolidated   Statements  of  Changes  in  Stockholders'
                            Equity for the Years  Ended  December  31,  1996 and
                            1995

                       Consolidated Statements of Cash Flows for the Years Ended
                            December 31, 1996 and 1995

                       Notes to Consolidated Financial Statements

         (2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission ("SEC") are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) The following exhibits are filed as part of this Form 10-KSB, and this list includes the Exhibit Index.



                                  Exhibit Index


 2.1*       Plan of Conversion
 3.1*       Articles of Incorporation of Algiers Bancorp, Inc.
 3.2*       Bylaws of Algiers Bancorp, Inc.
 4.1*       Stock Certificate of Algiers Bancorp, Inc.
10.1*       Employment Agreement among Algiers Bancorp, Inc.,
                  Algiers Homestead Association and Hugh E.
                  Humphrey, Jr., dated July 8, 1996
10.2*       Employment Agreement among Algiers Bancorp, Inc.,
                  Algiers Homestead Association and Dennis J.
                  McCluer, dated July 8, 1996
10.3        Employment Agreement among Algiers Bancorp, Inc.,
                  Algiers Homestead Association and Hugh E.
                  Humphrey, III, dated July 8, 1996
10.4*       Lease for main office building
13.0        1996 Annual Report to Stockholders
21.0        Subsidiaries of the Registrant - Reference is made to Item 2.
                  "Business" for the required information
27.0        Financial Data Schedule


(*) Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-2770) filed by the Company with the SEC on March 26, 1996, as subsequently amended.


           (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ALGIERS BANCORP, INC.


                                            By: /s/ Hugh E. Humphrey, Jr.
                                                ------------------------
                                                Hugh E. Humphrey, Jr.
                                                Chairman of the Board, President
                                                and  Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                                 Title                           Date
      ----                                 -----                           ----
/s/  Hugh E. Humphrey, Jr.      Chairman of the Board, President       March  31, 1997
--------------------------      and  Chief Executive Officer
Hugh E. Humphrey, Jr.


/s/ Thu Dang                    Director                               March  31, 1997
------------
Thu Dang


------------
John H. Gary                    Director                               March  31, 1997


/s/ Eugene LeBoeuf              Director                               March  31, 1997
------------------
Eugene LeBouef


/s/ Hugh E. Humphrey, III       Director                               March  31, 1997
-------------------------
Hugh E. Humphrey, III


/s/ Dennis J. McCluer           Vice President and Chief Operating     March   31, 1997
---------------------           Officer (also principal financial
Dennis J. McCluer               and accounting officer)


                                       44