Form 10QSB
period 1997-03-31
ALGIERS BANCORP INC
filed 1997-05-15
CIK 1011296

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [ X ]   No  [   ]

Shares of common stock, par value $.01 per share, outstanding as of March 31, 1997: 648,025

Transitional Small Business Disclosure Format (check one): Yes  [   ]  No  [ X ]

                              Algiers Bancorp, Inc.
                                   Form 10-QSB
                          Quarter Ended March 31, 1997

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 - Financial Statements

Consolidated Statements Of Financial Condition (Unaudited)
At March 31, 1997 and December 31, 1996......................... Page 3

Consolidated Statements Of Income (Unaudited) For the Three
Months Ended March 31, 1997 and 1996............................    5

Consolidated Statements Of Stockholders' Equity (Unaudited) For
The Three Months Ended March 31, 1997 and 1996..................    7

Consolidated Statements Of Cash Flows (Unaudited) For the
Three Months Ended March 31, 1997 and 1996......................    8

Notes to Consolidated Financial Statements......................   10

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations.............................   13

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings......................................   17

Item 2 - Changes in Securities.................................    17

Item 3 - Defaults Upon Senior Securities.......................    17

Item 4 - Submission of Matters to a Vote of Security-Holders...    17

Item 5 - Other Information.....................................    17

Item 6 - Exhibits and Reports on Form 8-K......................    17

Signatures.....................................................    18

                       ALGIERS BANCORP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                      ASSETS


                                                       March 31,      December 31,
                                                          1997           1996
                                                         -------       -------
                                                      (Unaudited)
                                                            (In Thousands)

Cash and Cash Equivalents ........................      $  1,838       $ 1,722

Investments Available-for-Sale-at Fair Value .....         2,091         2,467

Investment Securities Held-to-Maturity-Fair Value
    of $200 and $825 respectively ................           200           825

Loans Receivable - Net ...........................         9,181         9,220

Mortgage-Backed Securities-Available-for-Sale-
    at Fair Value.................................         9,187         9,077

Mortgage-Backed Securities-Held-to-Maturity-Fair
    Value of $22,834 and $23,229 respectively.....        23,418        23,810

Stock in Federal Home Loan Bank ..................           462           456

Accrued Interest Receivable ......................           286           265

Real Estate Owned - Net ..........................            44            45

Office Properties and Equipment, at Cost -
    Furniture, Fixtures and Equipment, Less
    Accumulated Depreciation of $193 and
    $187 respectively.............................           242           231

Deferred Charges..................................            31            18

Other Assets .....................................             2             5

Deferred Tax Asset................................            69            23

Income Tax Receivable.............................            66            75
                                                         -------       -------
         Total Assets ............................      $ 47,117       $48,239
                                                        ========       =======



The accompanying notes are an integral part of these consolidated financial statements.

                       ALGIERS BANCORP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                       March 31,      December 31,
                                                          1997           1996
                                                         -------       -------
                                                      (Unaudited)
                                                            (In Thousands)
      LIABILITIES
Deposits .........................................       $36,137       $36,635

Advance from Federal Home Loan Bank ..............         1,000         1,500

Advance Payments from Borrowers for
    Insurance and Taxes...........................           145           237

Accrued Interest Payable on Depositors' Accounts..             4             1

Dividends Payable.................................            31            32

Other Liabilities ................................            59            35

                                                         -------       -------
         Total Liabilities .......................        37,376        38,440
                                                         -------       -------

      STOCKHOLDERS' EQUITY

Stockholders' Equity

     Common stock, $.01 Par Value; Authorized
       10,000,000 Shares, 648,025 Issued Shares...             6             6

     Paid-in Capital in Excess of Par.............         6,113         6,108

Retained Earnings.................................         4,231         4,201

Unrealized Loss on Securities Available-for-Sale,
    Net of applicable Deferred Income Tax.........          (130)          (24)
                                                         -------        ------
                                                          10,220        10,291
           Less: Unearned ESOP Shares.............          (479)         (492)
                                                         -------        ------

           Total Stockholders' Equity.............         9,741         9,799
                                                         -------        ------

           Total Liabilities and Stockholders'
             Equity...............................       $47,117       $48,239
                                                         =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                        ALGIERS BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME


                                                              Three Months Ended
                                                         March 31,         March 31,
                                                            1997             1996
                                                            ----             ----
                                                         (Unaudited)     (Unaudited)
                                                                (In Thousands)
INTEREST INCOME
    Loans ........................................           $190           $169
    Mortgage-Backed Securities ...................            523            469
    Investment Securities ........................             71             47
    Other Interest-Earning Assets ................             27              7
                                                             ----           ----

           Total Interest Income .................            811            692
                                                             ----           ----

INTEREST EXPENSE
    Deposits .....................................            427            454
    FHLB Advances ................................             13            --
                                                             ----           ----

           Total Interest Expense ................            440            454
                                                             ----           ----

NET INTEREST INCOME BEFORE
    PROVISION  FOR  LOAN LOSSES ..................            371            238

RECOVERY OF LOAN LOSSES ..........................            --             --
                                                             ----           ----

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES ....................            371            238
                                                             ----           ----

NON-INTEREST INCOME
    Gain - Sale of Investments ...................              1             28
    Service Charges and Fees .....................             17            --
    Recapture of Allowance on GIC Bonds ..........             20             29
    Miscellaneous Income .........................              3            --
                                                             ----           ----

           Total Non-Interest Income .............             41             57
                                                             ----           ----

The accompanying notes are an integral part of these consolidated financial statements.

                        ALGIERS BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months Ended
                                                          March 31,       March 31,
                                                            1997            1996
                                                            ----            ----
                                                         (Unaudited)     (Unaudited)
                                                               (In Thousands)
NON-INTEREST EXPENSES

    Compensation and Benefits ..................            $186             116

    Occupancy and Equipment ....................              44              24

    Computer ...................................              11               6

    Deposit Insurance Premium ..................               1              25

    Real Estate Owned Expenses .................             --                2

    Other ......................................              71              35
                                                            ----            ----

        Total Non-Interest Expense .............             313             208
                                                            ----            ----

INCOME  BEFORE FEDERAL
    INCOME TAX EXPENSE .........................              99              87

FEDERAL INCOME TAX EXPENSE .....................              37              30
                                                            ----            ----


NET INCOME .....................................            $ 62            $ 57
                                                            ====            ====

The accompanying notes are an integral part of these consolidated financial statements.

                       ALGIERS BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                           Three Months Ended
                                                        March 31,         March 31,
                                                          1997             1996
                                                         ------          ------
                                                      (Unaudited)     (Unaudited)
                                                             (In Thousands)
COMMON STOCK

  Balance-Beginning of period ..................              6            --
  Sale of common stock .........................           --              --
                                                         ------          ------
  Balance-End of period ........................              6            --
                                                         ------          ------

PAID IN CAPITAL IN EXCESS OF PAR

  Balance-Beginning of period ..................          6,108            --
  Shares Allocated to the ESOP Plan ............              5
  Sale of common stock .........................           --              --
                                                         ------          ------
  Balance-End of period ........................          6,113            --
                                                         ------          ------



RETAINED EARNINGS

  Balance-Beginning of period ..................          4,201           4,077
   Net Income ..................................             62              57
    Dividends Declared .........................            (32)
   Unrealized loss on Securities ...............           (130)            (17)
                                                         ------          ------
  Balance-End of period ........................          4,101           4,117
                                                         ------          ------

UNEARNED ESOP SHARES

  Balance-Beginning of period ..................           (492)           --
  Shares Released for Allocation ...............             13            --
                                                         ------          ------
  Balance-End of period ........................           (479)           --
                                                         ------          ------

TOTAL STOCKHOLDERS' EQUITY .....................          9,741           4,117
                                                         ======          ======

The accompanying notes are an integral part of these consolidated financial statements.

                               ALGIERS BANCORP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Three Months Ended
                                                                         March 31,       March 31,
                                                                           1997            1996
                                                                           ----            ----
                                                                        (Unaudited)     (Unaudited)
                                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income ..................................................        $    62         $    57
    Adjustments to Reconcile Net Income to Net
       Cash Provided by Operating Activities:
          Depreciation and Amortization .........................              6               5
          Premium Amortization Net of Discount Accretion ........            (21)             (3)
          ESOP Expense ..........................................             18
          Stock Dividend - FHLB .................................             (6)             (6)
          Gain on Sale of Investment ............................             (1)           --
          Increase in Accrued Interest Payable ..................              3               4
          Increase (Decrease)  in Other Liabilities .............              4             (23)
          Decrease (Increase) in Accrued Interest Receivable ....            (21)             24
          Recovery of Losses on Real Estate Owned ...............           --                (2)
          Decrease in Other Assets ..............................              4            --
          Increase in Deferred Loan Fees ........................           --               (75)
          Decrease in Prepaid Income Taxes ......................              9            --
          Decrease in Deferred Income Taxes .....................             57              40
          (Increase) in Deferred Charges ........................            (13)           --
                                                                         -------         -------
              Net Cash Provided by Operating Activities .........            101              21
                                                                         -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities of Investment Securities - Held-to-Maturity ......            625            --
    Maturities of Investment Securities - Available-for-Sale ....            325             700
    Purchases of Mortgage-Backed Securities - Held-to-Maturity ..           (184)         (2,845)
    Maturities of Mortgage-Backed Securities - Held-to-Maturity .            536             444
    Purchases of Mortgage-Backed Securities - Available-for-Sale            (489)           --
    Maturities of Mortgage-Backed Securities - Available-for-Sale            302             772
    Principal Collected on Loans ................................            398             395
    Loans Made to Customers .....................................           (359)           (349)
    Purchase of Furniture and Fixtures ..........................            (17)             (3)
    Proceeds from Sales of Foreclosed Real Estate ...............           --                50
                                                                         -------         -------
              Net Cash Provided by (Used In) Investing Activities          1,137            (836)
                                                                         -------         -------


The accompanying notes are an integral part of these consolidated financial statements.

                                ALGIERS BANCORP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Three Months Ended
                                                                          March 31,        March 31,
                                                                            1997             1996
                                                                          -------         -------
                                                                        (Unaudited)     (Unaudited)
                                                                               (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
    Net Increase (Decrease) in Deposits ..........................        $  (498)        $ 1,003

    Net Increase (Decrease) in Advances from
        Borrowers for Taxes and Insurance ........................            (92)            (15)

    Repayment of Federal Home Loan Bank Advance ..................           (500)           --

    Dividends Paid on Common Stock ...............................            (32)           --
                                                                          -------         -------


              Net Cash Provided by  (Used in) Financing Activities         (1,122)            988
                                                                          -------         -------

NET INCREASE IN CASH AND CASH EQUIVALENTS ........................            116             173

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR ....................          1,722           1,452
                                                                          -------         -------


CASH AND CASH EQUIVALENTS - END OF YEAR ..........................        $ 1,838         $ 1,625
                                                                          =======         =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash Paid During the Year for:
        Interest .................................................        $   116         $   122
        Income Taxes .............................................        $    21         $  --

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
    Dividends Declared ...........................................        $    32            --


The accompanying notes are an integral part of these consolidated financial statements.

                              Algiers Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 1997

Note 1 - Basis of Presentation -

         The accompanying consolidated financial statements for the three months ended March 31, 1997 include the accounts of Algiers Bancorp, Inc. (the "Company"), its wholly owned subsidiary, Algiers Homestead Association (the "Association") and its 51% owned subsidiary, Jefferson Community Lending, LLC ("Jefferson"). Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

         The Conversion was accounted for under the pooling of interests method of accounting. In the Conversion, the Company issued 648,025 share of common stock, 51,860 shares of which were acquired by its Employee Stock Ownership Plan, and the Association issued 1,000 shares of $.01 par value common stock to the Company.

         The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.


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

         As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $18,000 for the three months ended March 31, 1997 based on the annual release of shares.


Note 2 - Earnings Per Share -

         Earnings per share for periods prior to June 30, 1996 is not considered meaningful as the Conversion was not completed until after June 30, 1996, and the 100 shares held by the Association as of June 30, 1996 were canceled upon consummation of the Conversion.

Note 3 - Special SAIF Assessment

         On September 30, 1996, as part of the omnibus appropriations package signed by President Clinton, the government mandated a special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The one-time, special SAIF assessment amounted to $.657 for every $100 of SAIF-insured deposits as of March 31, 1995. The FDIC notified the Association that the Association's special assessment was $241,000, which after taxes reduced the Company's net income by $159,000 in the quarter ended September 30, 1996. The Association's deposit premiums, which were previously $.23 for every

$100 of assessable deposits, were reduced to $.064 for every $100 of assessable deposits beginning January 1, 1997. Based on the Association's deposits at March 31, 1997, the premium reduction should result in a pre-tax cost savings of approximately $62,000 per year for the Association, or approximately $.69 per share after taxes.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion compares the consolidated financial condition of Algiers Bancorp, Inc. and Subsidiaries at March 31, 1997 to December 31, 1996 and the results of operations for the three months ended March 31, 1997 with the same period in 1996. Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

Changes in Financial Condition

         Total assets decreased $1.1 million or 2.4% from $48.2 million at December 31, 1996 to $47.1 million at March 31, 1997. The decrease in assets is primarily due to decreases in investments and mortgage-backed securities offset by an increase in cash and cash equivalents.

         Interest-earning deposits in other institutions was $3.3 million at December 31, 1996 and at March 31, 1997. These assets provide a higher yield than mortgage-backed securities and have shorter maturities.

         The mortgage-backed securities portfolio decreased $282,000 or .9% from $32.9 million at December 31, 1996 to $32.6 million at March 31, 1997, as the amount of mortgage-backed securities maturing exceeded the amount purchased.

         Due to a slowing in the demand for mortgage loans in the Association's market area, the loan portfolio remained constant over the past three months at $9.2 million.

         Total deposits decreased $498,000 or 1.4% to $36.1 million at March 31, 1997 from $36.6 million at December 31, 1996.

         Total stockholders' equity decreased by $58,000 during the past three months. Net income of $62,000, a $5,000 increase in additional paid-in capital and a $13,000 reduction in unearned ESOP shares increased equity during the period. Equity was reduced $106,000 due to an increase in the reserve for unrealized loss on securities available-for-sale and by a $32,000 dividend declared on common stock. Stockholder's equity at March 31, 1997 totaled $9.7 million compared to $9.8 million at December 31, 1996.

Results of Operations

         Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at March 31, 1997. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings and consequently, the ability of the Association to continue to exceed its future minimum capital requirements.

         The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage-backed securities, loans and investment securities, and interest expense on interest-bearing deposits. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its noninterest income, provision for loan losses, noninterest expense and income taxes. In each of the three months ended March 31, 1997 and 1996, net interest income before provision for loan losses exceeded total noninterest expense. Total noninterest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, federal insurance premiums, and miscellaneous other expenses.

         The Company's net income increased by $5,000 or 8.8% in the three months ended March 31, 1997 from the three months ended March 31, 1996. The increase was due to an increase of $133,000 or 55.9% in net interest income, mostly offset by an increase of $105,000 or 50.5% in noninterest expense. The increase in noninterest expense was primarily due to increases related to the formation of the Company's mortgage subsidiary, partially offset by a decrease in the deposit insurance premium.

         The increased net interest income was due to an increase in the average interest rate spread from 2.14% in the March 31, 1996 quarter to 2.64% in the March 31, 1997 quarter. The yield on interest-earning assets increased faster than the average rate on deposits as the Association was able to control the rate of increase on deposits through discretionary pricing and due to a reduction in the average balance of deposit accounts outstanding during 1997. The average rate on deposits decreased from 4.71% in the first quarter of 1996 to 4.69% in the first quarter of 1996, while the average yield on interest-earning assets increased 6.9% to 7.32% over the same period. The increased yield on assets was primarily due to higher yields on the Association's adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities. In addition, in the first quarter of 1996, the Association used a portion of its maturing investment securities to fund the purchase of mortgage-backed securities, which are higher yielding than investment securities. Mortgage-backed securities amounted to $32.6 million or 69.2% of total assets at March 31, 1997, compared to $32.9 million or 68.2% of total assets at March 31, 1996.

         Total interest income increased by $119,000 or 14.7% in the first quarter of 1997 compared to the first quarter of 1996, due to the increase in the average yield. Total interest expense decreased by $14,000 or 3.2% in the first quarter of 1997 compared to the first quarter of 1996, primarily due to the decrease in the average balance of deposit accounts average deposits decreased by $2.1 million or 5.5% in the three months of 1997 over the comparable 1996 period. This decrease was due primarily to the withdrawal of funds from accounts for the purchase of stock in Algiers Bancorp, Inc. in the conversion

         The Association had no provision or credit for loan losses in the quarters ended March 31, 1997 and 1996. Total nonperforming loans totaled $25,000 at March 31, 1997, and the allowance for loan losses at such date was $526,000.

         The decrease in total noninterest income was income was due to a $27,000 decrease in gain on sale of investments, a $9,000 decrease in recapture of allowance on GIC bonds partially offset by increases in service charges and fees and miscellaneous income.

         The increase in total noninterest expense was due to a $66,000 increase in compensation expense, a $20,000 increase in occupancy and equipment expense and a $36,000 increase in other operating expenses. The increases in these expense accounts are associated with the start up costs of the Company's 51% owned subsidiary, Jefferson Community Lending, LLC. These increases were partially offset by a decrease of $24,000 in deposit insurance premiums.

The increase in income tax expense was primarily due to an increase of $12,000 or 1.4% in pre-tax income.

Liquidity and Capital Resources

         The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1.0%. At March 31, 1997, the Association's liquidity was 7.90% or $1.1 million in excess of the minimum OTS requirement of 5.0%.

         The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0%, and 8.0%, respectively. At March 31, 1997, the Association's tangible and core capital both amounted to $6.9 million or 15.39% of adjusted total assets of $44.8 million, and the Association's risk-based capital amounted to $7.0 million or 63.20% of adjusted risk-weighted assets of $11.1 million.

         As of March 31, 1997, the Association's unaudited regulatory capital requirements are as indicated in the following table:


                                  TANGIBLE     CORE       RISK-BASED
                                  CAPITAL     CAPITAL      CAPITAL
                                   ------      ------      ------
                                        (Dollars in Thousands)

GAAP Capital .................     $6,897      $6,897      $6,897

Additional Capital Items:
  General Valuation Allowances       --          --           145
                                   ------      ------      ------
Regulatory Capital ...........      6,897       6,897       7,042

Minimum Capital Requirement ..        672       1,346         891
                                   ------      ------      ------

Regulatory Capital Excess ....     $6,225      $5,551      $6,151
                                   ======      ======      ======

Regulatory Capital as a
  Percentage .................      15.39%      15.39%      63.20%

Minimum Capital Required
  as a Percentage ............       1.50%       3.00%       8.00%
                                   ------      ------      ------

Regulatory Capital as a
  Percentage in Excess
    of Requirements ..........      13.89%      12.39%      55.20%
                                   ======      ======      ======


Common Stock Repurchase Plan

         On March 12, 1997 the Company received permission from the Office of Thrift Supervision ("OTS") to repurchase up to 32,401 shares or 5.0% of the Company's common stock. Pursuant to the plan the Company purchased 29,901 shares of its common stock on April 1, 1997 and 2,500 shares of its common stock on May 7, 1997. These two purchases have fulfilled the number of shares approved by OTS.

                              Algiers Bancorp, Inc.
                                   Form 10-QSB
                          Quarter Ended March 31, 1997

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

Item 6 - Exhibits and Reports on Form 8-K:
                  (a) The following exhibit is filed herewith:

                           EXHIBIT NO.                DESCRIPTION
                           -----------                -----------


                              27.1                 Financial Data Schedule


                  (b) Reports on Form 8-K:

                      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.

                                              SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      ALGIERS BANCORP, INC.
                                                      Registrant


Date: May 7, 1997                            By:/s/Hugh E. Humphrey, Jr.
                                                ------------------------
                                                Hugh E. Humphrey, Jr., Chairman
                                                of the Board, President and
                                                Chief Executive Officer



Date:  May 7, 1997                           By:/s/Dennis J. McCluer
                                                --------------------
                                                Dennis J. McCluer
                                                Vice President