Form 10QSB
period 1997-06-30
ALGIERS BANCORP INC
filed 1997-08-13
CIK 1011296

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Shares of common stock, par value $.01 per share, outstanding as of June 30, 1997: 615,624

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ].

                              Algiers Bancorp, Inc.
                                   Form 10-QSB
                           Quarter Ended June 30, 1997

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 - Financial Statements

Consolidated Statements Of Financial Condition (Unaudited)
At June 30, 1997 and December 31, 1996................................. Page 3

Consolidated Statements Of Income (Unaudited) For the Three and
Six Months Ended June 30, 1997 and 1996................................      5

Consolidated Statements Of Stockholders' Equity (Unaudited) For
The Six Months Ended June 30, 1997 and 1996............................      7

Consolidated Statements Of Cash Flows (Unaudited) For the
Six Months Ended June 30, 1997 and 1996................................      8

Notes to Consolidated Financial Statements.............................     10

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of  Operations....................................     13


                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.............................................     19

Item 2 - Changes in Securities.........................................     19

Item 3 - Defaults Upon Senior Securities...............................     19

Item 4 - Submission of Matters to a Vote of Security-Holders...........     19

Item 5 - Other Information.............................................     19

Item 6 - Exhibits and Reports on Form 8-K..............................     19

Signatures.............................................................     20

                          ALGIERS BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                         ASSETS

                                                               June 30,   December 31,
                                                                 1997        1996
                                                               -------     -------
                                                              (Unaudited)
                                                                  (In Thousands)
Cash and Cash Equivalents ................................     $ 2,871     $ 1,722
Investments Available-for-Sale - at Fair Value ...........       2,147       2,467
Investment Securities Held-to-Maturity - Fair Value of
             $199 and $825, respectively                           200         825
Loans Receivable - Net ...................................       9,396       9,220
Mortgage-Backed Securities - Available-for-Sale -
             at Fair Value ...............................       7,165       9,077
Mortgage-Backed Securities - Held-to-Maturity - Fair Value
             of $22,462 and $23,229, respectively               22,888      23,810
Stock in Federal Home Loan Bank ..........................         469         456
Accrued Interest Receivable ..............................         232         265
Real Estate Owned - Net ..................................          44          45
Office Properties and Equipment, at Cost - Furniture,
             Fixtures and Equipment, Less Accumulated
             Depreciation of $198  and $187,  respectively         241         231
Deferred Charges .........................................          30          18
Other Assets .............................................           1           5
Deferred Tax Asset .......................................          10          23
Income Tax Receivable ....................................          93          75
                                                               -------     -------

                                     Total Assets ........     $45,787     $48,239
                                                               =======     =======



The accompanying notes are an integral part of these consolidated financial statements.

                          ALGIERS BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                           June 30,   December 31,
                                                             1997        1996
                                                           -------     -------
             LIABILITIES                                 (Unaudited)
                                                                  (In Thousands)
Deposits ............................................     $ 36,023      $ 36,635
Advance from Federal Home Loan Bank .................         --           1,500
Advance Payments from Borrowers for
    Insurance and Taxes .............................          158           237
Accured Interest Payable on Depositors' Accounts ....            3             1
Dividends Payable ...................................           31            32
Other Liabilities ...................................           81            35
                                                          --------      --------

           Total Liabilities ........................       36,296        38,440
                                                          --------      --------

           STOCKHOLDERS' EQUITY

Stockholders' Equity
    Common Stock, $.01 Par Value; Authorized
        10,000,000 Shares, 648,025  Issued Shares ...            6             6
    Treasury Stock, 32,401 shares , at cost .........         (451)         --
    Paid-in Capital in Excess of Par ................        6,117         6,108
Retained Earnings ...................................        4,303         4,201
Unrealized Loss on Securities Available-for-Sale,
    Net of Applicable Deferred Income Tax ...........          (17)          (24)
                                                          --------      --------
                                                             9,958        10,291
           Less: Unearned ESOP Shares ...............         (467)         (492)
                                                          --------      --------

           Total Stockholders' Equity ...............        9,491         9,799
                                                          --------      --------

           Total Liabilities and Stockholders' Equity     $ 45,787      $ 48,239
                                                          ========      ========



The accompanying notes are an integral part of these consolidated financial statements.

                              ALGIERS BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF INCOME

                                              Three Months Ended           Six Months Ended
                                             June 30,      June 30,      June 30,      June 30,
                                              1997          1996          1997          1996
                                            ------        ------        ------        ------
                                          (Unaudited)  (Unaudited)    (Unaudited)   (Unaudited)
                                                (In Thousands)              (In Thousands)
INTEREST INCOME
Loans ..............................        $  191        $  199        $  381        $  378
Mortgage-Backed Securities .........           538           496         1,061           972
Investment Securities ..............            --            39            71            86
Other Interest-Earning Assets ......            14             6            41            13
                                            ------        ------        ------        ------

        Total Interest Income ......           743           740         1,554         1,449
                                            ------        ------        ------        ------
INTEREST EXPENSE
Deposits ...........................           429           465           856           919
FHLB Advances ......................            15             2            28             3
                                            ------        ------        ------        ------

        Total Interest Expense .....           444           467           884           922
                                            ------        ------        ------        ------

NET INTEREST INCOME BEFORE
PROVISION  FOR  LOAN LOSSES ........           299           273           670           527

PROVISION FOR LOAN LOSSES ..........           --             --            --            --
                                            ------        ------        ------        ------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES...........           299           273           670           527

Gain - Sale of Investments .........            --            --             1            28
Service Charges and Fees ...........            59            18            76            30
Recapture of Allowance on GIC Bonds             42            66            62            67
Recovery of GIC Bonds Previously
    Written Off ....................            54            --            54            --
Miscellaneous Income ...............            21            12            24            12
                                            ------        ------        ------        ------

        Total Non-Interest Income ..           176            96           217           137
                                            ------        ------        ------        ------

The accompanying notes are an integral part of these consolidated financial statements.

                              ALGIERS BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF INCOME


                                              Three Months Ended        Six Months Ended
                                            June 30,     June 30,    June 30,    June 30,
                                             1997         1996        1997        1996
                                            ------       ------      ------      ------
                                          (Unaudited)  (Unaudited)   (Unaudited) (Unaudited)
                                                (In Thousands)           (In Thousands)
NON-INTEREST EXPENSES
    Compensation and Benefits .........        $196        $115        $382        $231
    Occupancy and Equipment ...........          56          30         100          61
    Computer ..........................          12          21          23          26
    Deposit Insurance Premium .........           5          25           6          50
    Provision for Losses on Real Estate
        Owned .........................         --            1         --            3
    Other .............................          89          38         160          68
                                               ----        ----        ----        ----

        Total Non-Interest Expense ....         358         230         671         439
                                               ----        ----        ----        ----

INCOME  BEFORE FEDERAL
    INCOME TAX EXPENSE ................         117         139         216         225

FEDERAL INCOME TAX EXPENSE ............          15          30          52          60
                                               ----        ----        ----        ----


NET INCOME ............................        $102        $109        $164        $165
                                               ====        ====        ====        ====



The accompanying notes are an integral part of these consolidated financial statements.

                      ALGIERS BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                                      June 30,          June 30,
                                                        1997              1996
                                                     (Unaudited)      (Unaudited)
                                                           (In Thousands)
COMMON STOCK
  Balance-Beginning of period ................               6             --
  Sale of common stock .......................            --               --
                                                       -------          -------
  Balance-End of period ......................               6             --
                                                       =======          =======

PAID IN CAPITAL IN EXCESS OF PAR
  Balance-Beginning of period ................           6,108             --
  Shares allocated to the ESOP Plan ..........               9             --
  Sale of common stock .......................            --               --
                                                       -------          -------
  Balance-End of period ......................           6,117             --
                                                       =======          =======

RETAINED EARNINGS
  Balance-Beginning of period ................           4,201            4,077
   Net Income ................................             164              165
   Dividends Declared ........................             (31)            --
   Dividends Paid ............................             (31)            --
   Unrealized loss on Securities .............             (17)             (26)
                                                       -------          -------
  Balance-End of period ......................           4,286            4,216
                                                       =======          =======

UNEARNED ESOP SHARES
  Balance-Beginning of period ................            (492)            --
  Shares Released for Allocation .............              25             --
                                                       -------          -------
  Balance-End of period ......................            (467)            --
                                                       =======          =======

TREASURY STOCK
  Balance-Beginning of period ................            --               --
  Purchase of Treasury Stock .................            (451)            --
                                                       -------          -------
  Balance-End of period ......................            (451)            --
                                                       =======          =======
TOTAL STOCKHOLDERS' EQUITY ...................         $ 9,491          $ 4,216
                                                       =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

                              ALGIERS BANCORP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended
                                                                       June 30,      June 30,
                                                                        1997           1996
                                                                       -------       -------
                                                                    (Unaudited)     (Unaudited)
                                                                           (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income ..................................................      $   164       $   165
    Adjustments to Reconcile Net Income to Net
       Cash Provided by Operating Activities:
          Depreciation and Amortization .........................           16             9
          Premium Amortization Net of Discount Accretion ........           63            (6)
          Stock Dividend - FHLB .................................          (13)           12
          Loss on Sale of Foreclosed Real Estate ................         --               5
          Gain on Sale of Investments ...........................           (1)         --
          ESOP Expense ..........................................           35          --
          Increase in Accrued Interest Payable ..................            2             6
          Increase (Decrease) in Other Liabilities ..............           45           (15)
          Decrease (Increase) in Accrued Interest Receivable ....           33            (6)
          (Recovery) of Loan Losses .............................         --              (4)
          Provision (Credit) for Losses on Real Estate Owned ....         --              (6)
          (Increase) Decrease in Other Assets ...................            4            (2)
          (Increase)  in Deferred Loan Fees .....................         --             (29)
          (Increase)  Decrease  in Deferred Charges .............          (11)         --
          (Increase) Decrease in Prepaid Income Taxes ...........          (18)          (60)
          Decrease in Deferred Income Taxes .....................           20             4
                                                                       -------       -------
              Net Cash Provided by Operating Activities .........          339            73
                                                                       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities of Investment Securities - Held-to-Maturity ......          625           300
    Maturities of Investment Securities - Available-for-Sale ....          326           697
    Purchases of Mortgage- Backed Securities - Held-to-Maturity .         (185)       (4,380)
    Maturities of Mortgage- Backed Securities - Held-to-Maturity         1,123         1,169
    Purchases of Mortgage- Backed Securities - Available-for-Sale         (490)         (500)
    Maturities of Mortgage-Backed Securities - Available-for-Sale          823         1,211
    Proceeds from Sale of Investments ...........................        1,464          --
    Principal Collected on Loans ................................          711         1,496
    Loans Made to Customers .....................................         (887)       (1,381)
    Proceeds from Sale of Real Estate Held-for-Investment .......         --             (69)
    Purchase of Furniture and Fixtures ..........................          (27)          (18)
    Proceeds from Sales of Foreclosed Real Estate ...............         --              50
                                                                       -------       -------
              Net Cash Provided by (Used In) Investing Activities        3,483        (1,425)
                                                                       -------       -------

The accompanying notes are an integral part of these consolidated financial statements.

                              ALGIERS BANCORP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         Six Months Ended
                                                                       June 30,      June 30,
                                                                        1997           1996
                                                                       -------       -------
                                                                    (Unaudited)     (Unaudited)
                                                                           (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
    Net Increase (Decrease) in Deposits .........................      $   (612)      $ 10,938
    Net Increase (Decrease) in Advances from
       Borrowers for Taxes and Insurance ........................           (79)           (33)
    Proceeds from Federal Home Loan Bank Advance ................          --            2,250
    Repayment of Federal Home Loan Bank Advance .................        (1,500)        (2,250)
    Purchase of Treasury Stock ..................................          (451)          --
    Dividends Paid on Common Stock ..............................           (31)          --
                                                                       --------       --------
              Net Cash Provided by (Used in) Financing Activities        (2,673)        10,905
                                                                       --------       --------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ........................................         1,149          9,553

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR ...................         1,722          1,452
                                                                       --------       --------


CASH AND CASH EQUIVALENTS - END OF YEAR .........................      $  2,871       $ 11,005
                                                                       ========       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash Paid During the Year for:
       Interest .................................................      $    236       $    274
       Income Taxes .............................................      $     38       $    130

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
       Dividends Declared .......................................      $     31       $   --


The accompanying notes are an integral part of these consolidated financial statements.

                                      Algiers Bancorp, Inc.
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited)

                                          June 30, 1997

Note 1 - Basis of Presentation -

         The accompanying consolidated financial statements for the six months ended June 30, 1997 include the accounts of Algiers Bancorp, Inc. (the "Company"), its wholly owned subsidiary, Algiers Homestead Association (the "Association") and its 51% owned subsidiary, Jefferson Community Lending, LLC ("Jefferson"). Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

         The Company filed a Form SB-2 with the Securities and Exchange Commission ("SEC") on March 26, 1996, which as amended was declared effective by the SEC on May 13, 1996. The Association filed a Form AC with the Office of Thrift Supervision ("OTS") and the Office of Financial Institutions ("OFI") on March 26, 1996. The Form AC and related offering and proxy materials, as amended, were conditionally approved by the OTS and OFI by letters dated May 13, 1996 and May 14, 1996. The Company also filed an Application H-(e) 1-S with the OTS and the OFI on March 26, 1996, which was conditionally approved by the OTS and the OFI by letters dated May 13, 1996.

    The members of the Association approved the Plan at a special meeting held on June 27, 1996, and the subscription and community offering closed on June 24, 1996.

     The Conversion was accounted for under the pooling of interests method of accounting. In the Conversion, the Company issued 648,025 shares of common stock, 51,860 shares of which were acquired by its

Employee Stock Ownership Plan, and the Association issued 1,000 shares of $.01 par value common stock to the Company.

         The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

         As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $35,000 for the six months ended June 30, 1997 based on the annual release of shares.

Note 2 - Earnings Per Share -

         Earnings per share for periods prior to June 30, 1996 is not considered meaningful as the Conversion was not completed until after June 30, 1996, and the 100 shares held by the Association as of June 30, 1996 were canceled upon consummation of the Conversion.

Note 3 - Special SAIF Assessment

         On September 30, 1996, as part of the omnibus appropriations package signed by President Clinton, the government mandated a special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The one-time, special SAIF assessment amounted to $.657 for every $100 of SAIF-insured deposits as of March 31, 1995. The

FDIC notified the Association that the Association's special assessment was $241,000, which after taxes reduced the Company's net income by $159,000 in the quarter ended September 30, 1996. The Association's deposit premiums, which were previously $.23 for every $100 of assessable deposits, were reduced to $.064 for every $100 of assessable deposits beginning January 1, 1997. Based on the Association's deposits at June 30, 1997, the premium reduction should result in a pre-tax cost savings of approximately $60,000 per year for the Association, or approximately $.58 per share after taxes.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
         The following discussion compares the consolidated financial condition of Algiers Bancorp, Inc. and Subsidiaries at June 30, 1997 to December 31, 1996 and the results of operations for the three and six months ended June 30, 1997 with the same periods in 1996. Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

Changes in Financial Condition
         Total assets decreased $2.4 million or 5.0% from $48.2 million at December 31, 1996 to $45.8 million at June 30, 1997. The decrease in assets is primarily due to decreases in investments and mortgage-backed securities offset by an increase in cash and cash equivalents.

         Interest-earning deposits in other institutions was $2.5 million at December 31, 1996 and $2.3 million at June 30, 1997. These assets provide a higher yield than mortgage-backed securities and have shorter maturities.

         The mortgage-backed securities portfolio decreased $2.8 million or 8.6% from $32.9 million at December 31, 1996 to $30.0 million at June 30, 1997, as the amount of mortgage-backed securities maturing and sold exceeded the amount purchased. Mortgage-backed securities amounted to $30.0 million or 65.5% of total assets at June 30, 1997, compared to $32.9 million or 68.2% of total assets at June 30, 1996.

         Due to a slowing in the demand for mortgage loans in the Association's market area, the loan portfolio increased slightly over the past six months from $9.2 million to $9.4 million.

         Total deposits decreased $612,000 or 1.6% to $36.0 million at June 30, 1997 from $36.6 million at December 31, 1996.

         Total stockholders' equity decreased by $308,000 during the past six months. Net income of $164,000, a $9,000 increase in additional paid-in capital and a $10,000 reduction in the reserve for unrealized loss on securities available-for-sale increased equity during the period, such items were offset by a $31,000 dividend paid, a $31,000 dividend declared on common stock and the purchase of $451,000 of treasury stock. Stockholders' equity at June 30, 1997 totaled $9.5 million compared to $9.8 million at December 31, 1996.

Results of Operations

         The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage-backed securities, loans and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. In each of the three and six months ended June 30, 1996, net interest income before provision for loan losses exceeded total non-interest expense. However, in each of the 1997 periods, total non-interest expense exceeded net interest income, primarily due to the start up costs for the Company's 51% owned subsidiary, Jefferson
Community Lending, LLC. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, federal insurance premiums, and miscellaneous other expenses.

         The Company's net income decreased by $7,000 or 6.4% in the three months ended June 30, 1997 from the three months ended June 30, 1996. The decrease was due to an increase of $128,000 or 55.7% in non-interest expense, which was mostly offset by an increase of $26,000 or 9.5% in net interest income and an increase of $96,000 or 83.3% in non-interest income. The increase in non-interest expense was primarily due to increases related to the operation of the Company's mortgage subsidiary, partially offset by a decrease in the deposit insurance premium.

         Total interest income increased by $105,000 or 7.9% during the six months ending June 30, 1997 compared to the six months ending June 30, 1996, due to the increase in the average yield. Total interest expense decreased by $38,000 or 4.1% in the six months ending June 30, 1997 compared to the six months ending June 30, 1996, primarily due to the decrease in the average balance of deposit accounts. Average deposits decreased by $3.9 million or 7.2% in the six months of 1997 over the comparable 1996 period. This decrease was due primarily to the withdrawal of funds from accounts for the purchase of stock in Algiers Bancorp, Inc. in the conversion.

         The increased net interest income was due to an increase of $3.2 million or 7.70% in net average interest-earning assets in the six months ending June 30, 1997 over the comparable 1996 period, which was primarily due to the net Conversion proceeds. The increase in net interest-earning assets was partially offset by a decrease in the average interest rate spread from 2.47% in the six months ending

June 30, 1996 to 2.26% in the six months ending June 30, 1997. The average yield on interest-earning assets decreased from 7.06% in the first half of 1996 to 7.03% in the first half of 1997, while the average rate on interest-bearing liabilities increased from 4.59% to 4.77% over the same period. During the second quarter of 1997, the yield on interest-earning assets decreased to 6.77% from 7.09% in the second quarter of 1996, while the average rate on interest-bearing liabilities increased from 4.50% to 4.86% over the same period.

         The decreased yield on assets was primarily due to lower yields on the Association's adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities. In addition, in the six months ending June 30, 1997, the Company used a portion of its maturing investment securities to fund the repurchase of 5% of its outstanding common stock. The average rate on deposits increased from 4.58% during the first six months of 1996 to 4.73% during the first half of 1997, and the average rate on FHLB advances increased from 4.35% to 6.84% over the same period.

         The Association had no provision or credit for loan losses in the six months ended June 30, 1997 and 1996. Total non-performing loans totaled $163,000 at June 30, 1997, and the allowance for loan losses at such date was $525,000.

         The increase in non-interest income in the six months ended June 30, 1997 was due to an increase of $46,000 in service charges and fees, primarily from Jefferson Community Lending, an increase of $54,000 in recovery of GIC bonds previously written off, and an increase of $12,000 in miscellaneous income, partially offset by a decrease of $27,000 in gain on sale of investments and a decrease of $5,000 in recapture of allowance on GIC bonds.

         During the quarter ending June 30, 1997 compared to the same period of 1996, non-interest income increased due to an increase of $41,000 in service charges and fees, a $54,000 increase in recovery of GIC bonds previously written off and a $9,000 increase in miscellaneous income, partially offset by a decrease of $24,000 in recapture of allowance on GIC bonds.

         The increase in total non-interest expense in the six months ended June 30, 1997 was due to a $151,000 increase in compensation expense, a $39,000 increase in occupancy and equipment expense and a $92,000 increase in other operating expenses. The increases in these expense accounts are associated with the start up costs of the Company's 51% owned subsidiary, Jefferson Community Lending, LLC and, to a lesser extent, the costs associated with the Company's ESOP. These increases were partially offset by a decrease of $44,000 in deposit insurance premiums.

         Total non-interest expense increased in the three months ended June 30, 1997 compared to the three months ended June 30, 1996 due to an $81,000 increase in compensation expense, a $26,000 increase in occupancy and equipment expense and a $51,000 increase in other operating expenses partially offset by a $20,000 decrease in deposit insurance premiums.

         The decreases in income tax expense were primarily due to a decrease of $9,000 or 4.0% in pre-tax income for the six months ended June 30, 1997 and a decrease of $22,000 or 15.8% in pre-tax income for the quarter ended June 30, 1997. In addition, the effective tax rate in the quarter ended June 30, 1997 declined to 12.8% because the $54,000 recovery on the GIC bonds was non-taxable.

Liquidity and Capital Resources

         The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1.0%. At June 30, 1997, the Association's liquidity was 9.4% or $3.4 million in excess of the minimum OTS requirement of 5.0%.

         The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0%, and 8.0%, respectively. At June 30, 1997, the Association's tangible and core capital both amounted to $6.8 million or 15.6% of adjusted total assets of $43.6 million, and the Association's risk-based capital amounted to $7.0 million or 52.3% of adjusted risk-weighted assets of $13.0 million.

         As of June 30, 1997, the Association's unaudited regulatory capital requirements are as indicated in the following table:

                                            TANGIBLE       CORE        RISK-BASED
                                            CAPITAL       CAPITAL        CAPITAL
                                                   (Dollars in Thousands)
GAAP Capital .........................       $6,796        $6,796        $6,796

Additional Capital Items:
  General Valuation Allowances .......         --            --             163
                                             ------        ------        ------
Regulatory Capital ...................        6,796         6,796         6,959

Minimum Capital Requirement ..........          807         1,307         1,043
                                             ------        ------        ------

Regulatory Capital Excess ............       $5,989        $5,489        $5,916
                                             ======        ======        ======

Regulatory Capital as a
  Percentage .........................        15.60%        15.60%        52.30%

Minimum Capital Required
  as a Percentage ....................         1.50%         3.00%         8.00%
                                             ------        ------        ------

Regulatory Capital as a
  Percentage in Excess
    of Requirements ..................        14.10%        12.60%        44.30%
                                             ======        ======        ======

         Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at June 30, 1997. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings and consequently, the ability of the Association to continue to exceed its future minimum capital requirements.

Common Stock Repurchase Plan

         On March 12, 1997, the Company received permission from the Office of Thrift Supervision ("OTS") to repurchase up to 32,401 shares or 5.0% of the Company's common stock. Pursuant to the plan, the Company purchased 29,901 shares of its common stock on April 1, 1997 and 2,500 shares of its common stock on May 7, 1997. These two purchases have fulfilled the number of shares approved by the OTS.

                              Algiers Bancorp, Inc.
                                   Form 10-QSB
                           Quarter Ended June 30, 1997

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

Item 4 - Submission of Matters to a Vote of Security Holders:

At the Annual Meeting of Stockholders held on April 30, 1997, the stockholders of the Company approved each of the proposals as set forth below. The number of shares present at the Annual Meeting in person or by proxy was 545,140. The matters voted upon together with the applicable voting results were as follows (there were no broker non-votes at the meeting):

                                        FOR     WITHHOLD
                                        ---     --------
    1.  Election of Directors
           Hugh E. Humphrey, Jr.       478,890   66,250
           Thomas L. Arnold            478,890   66,250

           John Gary, Eugene J. LeBoeuf, Hugh E. Humphrey, III and Thu Dang, continued as directors.


                                         FOR     AGAINST
                                         ---     -------

    2.  Ratification of appointment
           of LaPorte, Sehrt, Romig
           and Hand as independent
           auditors.                   529,140   16,000

Item 5 - Other Information:
                  There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:

                  (a) The following exhibit is filed herewith:

                        EXHIBIT NO.                  DESCRIPTION
                        -----------                  -----------
                           27.1                 Financial Data Schedule

                  (b) Reports on Form 8-K:

                      No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   ALGIERS BANCORP, INC.
                                                        Registrant


Date: August 8, 1997                        By: /s/Hugh E. Humphrey, Jr.
                                                ---------------------------
                                                Hugh E. Humphrey, Jr., Chairman
                                                of the Board, President and
                                                Chief Executive Officer



Date: August 8, 1997                        By: /s/Dennis J. McCluer
                                                --------------------
                                                Dennis J. McCluer
                                                Vice President