Form 10QSB
period 1997-09-30
ALGIERS BANCORP INC
filed 1997-11-14
CIK 1011296

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Shares of common stock, par value $.01 per share, outstanding as of September 30, 1997: 615,624

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ].

                              Algiers Bancorp, Inc.
                                   Form 10-QSB
                        Quarter Ended September 30, 1997

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:


                                                                           Page
Item 1 - Financial Statements

Consolidated Statements Of Financial Condition (Unaudited)
At September 30, 1997 and December 31, 1996                                 3

Consolidated Statements Of Income (Unaudited) For the Three and
Nine Months Ended September 30, 1997 and 1996                               5

Consolidated Statements Of Stockholders' Equity (Unaudited) For
The Nine Months Ended September 30, 1997 and 1996                           7

Consolidated Statements Of Cash Flows (Unaudited) For the
Nine Months Ended September 30, 1997 and 1996                               8

Notes to Consolidated Financial Statements                                 10

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         13

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                 19

Item 2 - Changes in Securities                                             19

Item 3 - Defaults Upon Senior Securities                                   19

Item 4 - Submission of Matters to a Vote of Security-Holders               19

Item 5 - Other Information                                                 19

Item 6 - Exhibits and Reports on Form 8-K                                  19

Signatures                                                                 20

                           ALGIERS BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                           ASSETS

                                                              September 30,   December 31,
                                                                 1997             1996
                                                              -------------   ------------
                                                               (Unaudited)
                                                                     (In Thousands)
Cash and Cash Equivalents.................................      $  1,952       $  1,722

Investments Available-for-Sale - at Fair Value............         3,847          2,467

Investment Securities Held-to-Maturity - Fair
     Value of $199 and $825,  respectively ...............           200            825

Loans Receivable - Net ...................................         9,280          9,220

Mortgage-Backed Securities - Available-for-Sale
    at Fair Value .........................................        6,855          9,077

Mortgage-Backed Securities - Held-to-Maturity - Fair Value
    of $21,762 and  $23,229, respectively..................       22,098         23,810

Stock in Federal Home Loan Bank ..........................           476            456

Accrued Interest Receivable ..............................           272            265

Real Estate Owned - Net ..................................

Office Properties and Equipment, at Cost - ...............            44             45
    Furniture, Fixtures and Equipment, Less Accumulated
    Depreciation of $203  and $187, respectively...........          246            231

Deferred Charges .........................................            37             18

Other Assets .............................................            10              5

Deferred Tax Asset .......................................            (3)            23

Income Tax Receivable ....................................            11             75
                                                                 -------       --------

                                     Total  Assets .......      $ 45,325       $ 48,239
                                                                ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                       ALGIERS BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                           September 30,   December 31,
                                                              1997            1996
                                                          -------------    ------------
            LIABILITIES                                    (Unaudited)
                                                                (In Thousands)
Deposits .............................................      $ 35,518       $ 36,635
Advances from Federal Home Loan Bank .................          --            1,500
Advance Payments from Borrowers for
    Insurance and Taxes ..............................           130            237
Accured Interest Payable on Depositors' Accounts .....             4              1
Dividends Payable ....................................            31             32
Other Liabilities ....................................           198             35
                                                            --------       --------

            Total Liabilities ........................        35,881         38,440


            STOCKHOLDERS' EQUITY

Stockholders' Equity
    Common Stock, $.01 Par Value; Authorized
        10,000,000 Shares, 648,025  Issued Shares ....             6              6
    Treasury Stock, 32,401 shares , at cost ..........          (451)          --
    Paid-in Capital in Excess of Par .................         6,121          6,108
Retained Earnings ....................................         4,236          4,201
Unrealized Loss on Securities Available-for-Sale,
    Net of Applicable Deferred Income Tax ............           (14)           (24)
                                                            --------       --------
                                                               9,898         10,291
            Less: Unearned ESOP Shares ...............          (454)          (492)
                                                            --------       --------

            Total Stockholders' Equity ...............         9,444          9,799
                                                            --------       --------

            Total Liabilities and Stockholders' Equity      $ 45,325       $ 48,239
                                                            ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                ALGIERS BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME


                                               Three Months Ended             Nine Months Ended
                                            September 30,  September 30,  September 30, September 30,
                                            ----------------------------  ---------------------------
                                                1997           1996           1997         1996
                                               ------         ------        ------        ------
                                             (Unaudited)   (Unaudited)    (Unaudited)  (Unaudited)
                                                   (In Thousands)              (In Thousands)
INTEREST INCOME
    Loans .............................        $  197         $  200        $  578        $  578
    Mortgage-Backed Securities ........           479            526         1,540         1,498
    Investment Securities .............            90             89           161           176
    Other Interest-Earning Assets .....           (10)             8            31            20
                                               ------         ------        ------        ------

           Total Interest Income ......           756            823         2,310         2,272
                                               ------         ------        ------        ------

INTEREST EXPENSE
    Deposits ..........................           434            457         1,290         1,377
    FHLB Advances .....................             1              2            29             2
                                               ------         ------        ------        ------

           Total Interest Expense .....           435            459         1,319         1,379
                                               ------         ------        ------        ------

NET INTEREST INCOME BEFORE
    PROVISION  FOR  LOAN LOSSES .......           321            364           991           893

PROVISION FOR LOAN LOSSES .............          --             --            --            --
                                               ------         ------        ------        ------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES .........           321            364           991           893
                                               ------         ------        ------        ------

NON-INTEREST INCOME
    Gain - Sale of Investments ........            10           --              11            28
    Service Charges and Fees ..........            39             24           115            54
    Recapture of Allowance on GIC Bonds          --             --              62            67
    Recovery of GIC Bonds Previously
        Written Off ...................          --             --              54          --
    Miscellaneous Income ..............            33           --              57            12
                                               ------         ------        ------        ------

           Total Non-Interest Income ..            82             24           299           161
                                               ------         ------        ------        ------

The accompanying notes are an integral part of these consolidated financial statements.

                                ALGIERS BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME



                                                  Three Months Ended             Nine Months Ended
                                              September 30,  September 30,  September 30, September 30,
                                              ----------------------------  ---------------------------
                                                  1997           1996           1997         1996
                                                 ------         ------        ------        ------
                                               (Unaudited)   (Unaudited)    (Unaudited)  (Unaudited)
                                                     (In Thousands)              (In Thousands)
NON-INTEREST EXPENSES
    Compensation and Benefits .............        $  207         $  119         $  589        $  349
    Occupancy and Equipment ...............            48             36            148            96
    Computer ..............................             8             12             31            38
    Deposit Insurance Premium .............             6            256             12           309
    Provision for Losses on Real Estate
        Owned .............................          --               (4)          --              (2)
    Other .................................           100             57            260           125
                                                   ------         ------         ------        ------

        Total Non-Interest Expense ........           369            476          1,040           915
                                                   ------         ------         ------        ------

INCOME  BEFORE FEDERAL
    INCOME TAX EXPENSE ....................            34            (88)           250           139

FEDERAL INCOME TAX EXPENSE ................            70              1            122            53
                                                   ------         ------         ------        ------

NET INCOME ................................        $  (36)        $  (89)        $  128        $   86
                                                   ======         ======         ======        ======

EARNINGS (LOSS) PER SHARE .................        $(0.06)        $(0.14)        $ 0.20        $ 0.13
                                                   ------         ------         ------        ------

The accompanying notes are an integral part of these consolidated financial statements.

                                ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                   September 30,       September 30,
                                                         1997              1996
                                                        -----             ------

                                                    (Unaudited)         (Unaudited)
                                                              (In Thousands)
COMMON STOCK

  Balance-Beginning of period ..............             --                --
  Sale of common stock .....................                6                 6
  Balance-End of period ....................                6                 6
                                                        -----             ------
PAID IN CAPITAL IN EXCESS OF PAR

  Balance-Beginning of period ..............            6,108              --
  Shares allocated to the ESOP Plan ........               13              --
  Sale of common stock .....................             --               6,153
                                                        -----             ------
  Balance-End of period ....................            6,121             6,153
                                                        -----             ------

RETAINED EARNINGS

  Balance-Beginning of period ..............            4,201             4,077
   Net Income...............................              128                86
   Dividends Declared ......................              (31)             --
   Dividends Paid ..........................              (62)             --
   Unrealized loss on Securities ...........              (14)              (51)
                                                        -----             ------
  Balance-End of period ....................            4,222             4,112
                                                        -----             ------
UNEARNED ESOP SHARES

  Balance-Beginning of period ..............             (492)             --
  Shares Released for Allocation ...........               38              --
                                                        -----             ------
  Balance-End of period ....................             (454)             --
                                                        -----             ------
TREASURY STOCK

  Balance-Beginning of period ..............             --                --
  Purchase of Treasury Stock ...............             (451)             (518)
                                                        -----             ------
  Balance-End of period ....................             (451)             (518)
                                                        -----             ------

TOTAL STOCKHOLDERS' EQUITY .................          $ 9,444           $ 9,753
                                                      =======           =======

The accompanying notes are an integral part of these consolidated financial statements.

                                   ALGIERS BANCORP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   Nine Months Ended
                                                                            September 30,     September 30,
                                                                                 1997            1996
                                                                               -------         -------
                                                                                (Unaudited)    (Unaudited)
                                                                                    (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income ........................................................        $   128         $    86
    Adjustments to Reconcile Net Income to Net
        Cash Provided by Operating Activities:
           Depreciation and Amortization ..............................             21              16
           Premium Amortization Net of Discount Accretion .............             69              48
           Stock Dividend - FHLB ......................................            (20)            (19)
           Loss on Sale of Foreclosed Real Estate .....................           --                 5
           Gain on Sale of Investments ................................            (11)           --
           ESOP Expense ...............................................             52            --
           Increase in Accrued Interest Payable .......................              3
           Increase  in Other Liabilities .............................             62             247
           Decrease (Increase) in Accrued Interest Receivable .........             (7)            (75)
           Increase in Income Tax Payable .............................             91            --
           Provision  for Losses on Real Estate Owned .................           --                (2)
           (Increase) Decrease in Other Assets ........................             (4)             (2)
           (Increase)  in Deferred Loan Fees ..........................           --                (2)
           (Increase)  in Deferred Charges ............................            (19)            (15)
            Decrease in Prepaid Income Taxes ..........................             64             101
           Decrease in Deferred Income Taxes ..........................             33              17
                                                                               -------         -------
              Net Cash Provided by Operating Activities ...............            462             405
                                                                               -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities of Investment Securities - Held-to-Maturity ............            625             300
    Purchase of Investment Securities - Available-for-sale ............         (1,880)         (2,593)
    Maturities of Investment Securities - Available-for-Sale ..........            500             697
    Purchases of Mortgage- Backed Securities - Held-to-Maturity .......           (185)         (5,661)
    Maturities of Mortgage- Backed Securities - Held-to-Maturity ......          1,847           2,245
    Purchases of Mortgage- Backed Securities - Available-for-Sale .....           (490)         (2,281)
    Maturities of Mortgage-Backed Securities - Available-for-Sale .....          1,023           1,270
    Proceeds from Sale of Mortgage-Backed Securities-Available-for-Sale          1,661            --
    Principal Collected on Loans ......................................          1,080           2,044
    Loans Made to Customers ...........................................         (1,140)         (1,917)
    Purchase of Furniture and Fixtures ................................            (36)            (26)
    Proceeds from Sales of Foreclosed Real Estate .....................           --                50
                                                                               -------         -------
              Net Cash Provided by (Used In) Investing Activities .....          3,005          (5,872)
                                                                               -------         -------

The accompanying notes are an integral part of these consolidated financial statements.

                                ALGIERS BANCORP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Nine Months Ended
                                                                        September 30,   September 30,
                                                                            1997            1996
                                                                          -------         -------
                                                                         (Unaudited)    (Unaudited)
                                                                               (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
    Net Increase (Decrease) in Deposits ..........................        $(1,117)        $  (823)
    Net Increase (Decrease) in Advances from
        Borrowers for Taxes and Insurance ........................           (107)            102
    Proceeds from Federal Home Loan Bank Advance .................           --             2,250
    Repayment of Federal Home Loan Bank Advance ..................         (1,500)         (2,250)
    Proceeds from Issuance of Common Stock .......................           --             6,159
    Loan to ESOP .................................................           --              (518)
    Purchase of Treasury Stock ...................................           (451)           --
    Dividends Paid on Common Stock ...............................            (62)           --
                                                                          -------         -------
              Net Cash Provided by  (Used in) Financing Activities         (3,237)          4,920
                                                                          -------         -------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS .........................................            230            (547)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR ....................          1,722           1,452
                                                                          -------         -------

CASH AND CASH EQUIVALENTS - END OF YEAR ..........................        $ 1,952         $   905
                                                                          =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash Paid During the Year for:
        Interest .................................................        $ 1,316         $ 1,265
        Income Taxes .............................................        $  --           $    62


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
        Dividends Declared .......................................        $    31


The accompanying notes are an integral part of these consolidated financial statements.

                              Algiers Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1997

Note 1 - Basis of Presentation -

         The accompanying consolidated financial statements for the nine months ended September 30, 1997 include the accounts of Algiers Bancorp, Inc. (the "Company"), its wholly owned subsidiary, Algiers Homestead Association (the "Association") and its 70% owned subsidiary, Jefferson Community Lending, LLC ("Jefferson"). Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

         The members of the Association approved the Plan at a special meeting held on September 27, 1996, and the subscription and community offering closed on September 24, 1996.

                             Algiers Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1997

         The Conversion was accounted for under the pooling of interests method of accounting. In the Conversion, the Company issued 648,025 shares of common stock, 51,860 shares of which were acquired by its Employee Stock Ownership Plan, and the Association issued 1,000 shares of $.01 par value common stock to the Company.

         The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.


Note 2 - Employee Stock Ownership Plan-

         The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least one year of service with the Company. The ESOP shares initially were pledged as collateral for the ESOP debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholders' equity as unearned ESOP shares in the accompanying balance sheets.

         As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $52,000 for the nine months ended September 30, 1997 based on the annual release of shares.

Note 2 - Earnings Per Share -

         Earnings per share for periods prior to June 30, 1996 is not considered meaningful as the Conversion was not completed until after June 30, 1996, and the 100 shares held by the Association as of June 30, 1996 were canceled upon consummation of the Conversion.

                             Algiers Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1997

Note 3 - Special SAIF Assessment

         On September 30, 1996, as part of the omnibus appropriations package signed by President Clinton, the government mandated a special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The one-time, special SAIF assessment amounted to $.657 for every $100 of SAIF-insured deposits as of March 31, 1995. The FDIC notified the Association that the Association's special assessment was $241,000, which after taxes reduced the Company's net income by

$159,000 in the quarter ended September 30, 1996. The Association's deposit premiums, which were previously $.23 for every $100 of assessable deposits, were reduced to $.064 for every $100 of assessable deposits beginning January 1, 1997. Based on the Association's deposits at September 30, 1997, the premium reduction should result in a pre-tax cost savings of approximately $60,000 per year for the Association, or approximately $.07 per share after taxes.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
         The following discussion compares the consolidated financial condition of Algiers Bancorp, Inc. and Subsidiaries at September 30, 1997 to December 31, 1996 and the results of operations for the three and nine months ended September 30, 1997 with the same periods in 1996. Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

Changes in Financial Condition
         Total assets decreased $2.9 million or 6.0% from $48.2 million at December 31, 1996 to $45.3 million at September 30, 1997. The decrease in assets is primarily due to a decrease in mortgage-backed securities partially offset by increases in total investments and in cash and cash equivalents and a decrease in Advances from Federal Home Loan Bank.

         Interest-earning investments in other institutions was $3.3 million at December 31, 1996 and $4.0 million at September 30, 1997. These assets provide a higher yield than mortgage-backed securities and have shorter maturities.

         The mortgage-backed securities portfolio decreased $3.9 million or 11.9% from $32.9 million at December 31, 1996 to $29.0 million at September 30, 1997, as the amount of mortgage-backed securities maturing and sold exceeded the amount purchased. Mortgage-backed securities amounted to $29.0 million or 64.0% of total assets at September 30, 1997, compared to $32.9 million or 68.3% of total assets at September 30, 1996.

         Due to a slowing in the demand for mortgage loans in the Association's market area, the loan portfolio increased only slightly over the past nine months from $9.2 million to $9.3 million.

         Total deposits decreased $1.1 million or 3.0% to $35.5 million at September 30, 1997 from $36.6 million at December 31, 1996. This decrease was due primarily to the Association not paying the inflated interest rates that are available elsewhere in our local market.

         Total stockholders' equity decreased by $355,000 during the past nine months. Net income of $128,000, a $13,000 increase in additional paid-in capital and a $10,000 reduction in the reserve for unrealized loss on securities available-for-sale increased equity during the period, but these items were offset by a $62,000 dividend paid, a $31,000 dividend declared on common stock and the purchase of $451,000 of treasury stock. Stockholders' equity at September 30, 1997 totaled $9.4 million compared to $9.8 million at December 31, 1996.


Results of Operations

         The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage-backed securities, loans and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. In each of the three and nine months ended September 30, 1997 and 1996, net interest income before provision for loan losses was less than total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, federal insurance premiums, and miscellaneous other expenses.

         The Company's net income increased by $42,000 or 48.8% for the nine months ending September 30, 1997 as compared to the same period ended September 30, 1996. The increase was due to an increase of $38,000 or 16.7% in interest income, an increase of $138,000 or 46.2% in non-operating income, an increase of $125,000 or 13.5% in non-interest expenses offset by an increase of $111,000 or 79.9% in income taxes and a decrease of $60,000 or 4.5% in interest expense.

         The Company's net loss improved by $53,000 or 59.6% in the three months ended September 30, 1997 from the three months ended September 30, 1996. The improvement was due to a decrease of $107,000 or 22.5% in non-interest expense and an increase of $58,000 or 241.7% in non-interest income, which factors were mostly offset by a decrease of $43,000 or 11.8% in net interest income and by a $69,000 increase in income tax expense. The increase in non-interest expense was primarily due to increases related to the operation of the Company's mortgage subsidiary, partially offset by a decrease in the deposit insurance premium.

         Total interest income increased by $38,000 or 1.7% during the nine months ending September 30, 1997 compared to the nine months ending September 30, 1996, due to the increase in the average yield. Total interest expense decreased by $60,000 or 4.4% in the nine months ending September 30, 1997 compared to the nine months ending September 30, 1996, primarily due to the decrease in the average balance of deposit accounts. Average deposits decreased by $3.2 million or 8.1% in the nine months of 1997 over the comparable 1996 period.

         Total interest income decrease by $67,000 or 8.9% during the three months ending September 30, 1997 compared to the three months ending September 30, 1996, due to a decrease in the balance of mortgage-backed securities. Total interest expense decreased $24,000 or 5.2% in the three months ending September 30, 1997 compared to the three months ending September 30, 1996 primarily due to the decrease in the average balance of deposit accounts.

         The decrease in deposit accounts was due primarily to funds that were on deposit in the first six months of 1996 that were withdrawn for the purchase of stock in Algiers Bancorp, Inc. in the conversion.

         The increased net interest income was due to an increase of $1.9 million or 4.5% in net average interest-earning assets in the nine months ending September 30, 1997 over the comparable 1996 period, which was primarily due to the net Conversion proceeds. The increase in net interest-earning assets was partially offset by a decrease in the average interest rate spread from 2.54% in the nine months ending September 30, 1996 to 2.22% in the nine months ending September 30, 1997. The yield on interest-earning assets decreased from 7.21% in the first nine months of 1996 to 7.02% in the first nine months of 1997, while the average rate on interest-bearing liabilities increased from 4.67% to 4.80% over the same period. During the third quarter of 1997, the yield on interest-earning assets decreased to 6.94% from 7.55% in the third quarter of 1996, while the average rate on interest-bearing liabilities increased from 4.54% to 4.86% over the same period.

         The decreased yield on assets was primarily due to lower yields on the Association's adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities. In addition, in the nine months ending September 30, 1997, the Company used a portion of its maturing investment securities to fund the repurchase of 5% of its outstanding common stock. The average rate on deposits increased from 4.93% during the first nine months of 1996 to 4.98% during the first nine months of 1997, and the average rate on FHLB advances increased from 4.35% to 6.84% over the same period.

         The increase in non-interest income in the nine months ended September 30, 1997 was due to an increase of $61,000 in service charges and fees, and an increase of $57,000 in miscellaneous income, partially offset by a decrease of $17,000 in gain on sale of investments and a decrease of $5,000 in recapture of allowance on GIC bonds.

         During the quarter ending September 30, 1997 compared to the same period of 1996, non-interest income increased due to an increase of $10,000 in gain on sale of investments, an increase of $15,000 in service charges and fees, and a $33,000 increase in miscellaneous income.

         The Association had no provision or credit for loan losses in the nine months ended September 30, 1997 and 1996. Total non-performing loans totaled $511,000 at September 30, 1997, and the allowance for loan losses at such date was $525,000.

         The increase in total non-interest expense in the nine months ended September 30, 1997 was due to a $240,000 increase in compensation expense, a $52,000 increase in occupancy and equipment expense and a $135,000 increase in other operating expenses. The increases in these expense accounts are associated with the costs of the Company's 70% owned subsidiary, Jefferson Community
Lending, LLC and, to a lesser extent, the costs associated with the Company's ESOP. These increases were partially offset by a decrease of $297,000 in deposit insurance premiums, due to the one-time, special SAIF assessment in the 1996 period.

         Total non-interest expense decreased in the three months ended September 30, 1997 compared to the three months ended September 30, 1996 due to a $250,000 decrease in deposit insurance premiums partially offset by an $88,000 increase in compensation expense, a $12,000 increase in occupancy and equipment expense and a $43,000 increase in other operating expenses.

         The increases in income tax expense in the 1997 periods were primarily due to an increase of $111,000 or 79.9% in pre-tax income for the nine months ended September 30, 1997 and an increase of $122,000 or 138.6% in pre-tax income for the quarter ended September 30, 1997.


Liquidity and Capital Resources

         The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1.0%. At September 30, 1997, the Association's liquidity was 8.9% or $3.1 million in excess of the minimum OTS requirement of 5.0%.

         The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0%, and 8.0%, respectively. At September 30, 1997, the Association's tangible and core capital both amounted to $7.1 million or 14.91% of adjusted total assets of $43.5 million, and the Association's risk-based capital amounted to $7.3 million or 54.22% of adjusted risk-weighted assets of $10.9 million.

         As of September 30, 1997, the Association's unaudited regulatory capital requirements are as indicated in the following table:


                                          TANGIBLE        CORE          RISK-BASED
                                           CAPITAL       CAPITAL          CAPITAL
                                           -------       -------          -------
                                                    (Dollars in Thousands)

GAAP Capital ......................        $7,141         $7,141         $7,141

Additional Capital Items:
  General Valuation Allowances ....          --             --              137
                                           ------         ------         ------
Regulatory Capital ................         7,141          7,141          7,278

Minimum Capital Requirement .......           652          1,304            873
                                           ------         ------         ------

Regulatory Capital Excess .........        $6,489         $5,837         $6,405
                                           ======         ======         ======

Regulatory Capital as a
  Percentage ......................         14.91%         14.91%         54.22%

Minimum Capital Required
  as a Percentage .................          1.50%          3.00%          8.00%
                                           ------         ------         ------

Regulatory Capital as a
  Percentage in Excess
    of Requirements ...............         13.41%         11.91%         46.22%
                                           ======         ======         ======

         Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at September 30, 1997. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings and consequently, the ability of the Association to continue to exceed its future minimum capital requirements.

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

         On October 15, 1997, the Company received permission from the OTS to repurchase up to 30,782 shares or 5.0% of the Company's outstanding common stock.

                              Algiers Bancorp, Inc.
                                   Form 10-QSB
                        Quarter Ended September 30, 1997

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

Item 4 - Submission of Matters to a Vote of Security Holders:

At a Special Meeting of Stockholders held on July 18, 1997, the stockholders of the Company approved each of the proposals as set forth below. The number of shares present at the Annual Meeting in person or by proxy was 467,080. The matters voted upon together with the applicable voting results were as follows (there were no broker non-votes at the meeting):

                                                       FOR    Against   Abstain
                                                       ---    -------   -------

 1. Proposal to approve the 1997 Stock Option Plan   430,798   36,282       0
 2. Proposal to approve the 1997 Recognition and
    Retention Plan and Trust Agreement               430,298   36,282     500


Item 5 - Other Information:
                  There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:

                  (a) The following exhibit is filed herewith:

               EXHIBIT NO.                DESCRIPTION
               -----------                -----------
                 27.1                 Financial Data Schedule

                  (b) Reports on Form 8-K:

                      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 ALGIERS BANCORP, INC.
                                                 Registrant


Date:  November 7, 1997                      By:/s/Hugh E. Humphrey, Jr.
                                                ------------------------
                                                Hugh E. Humphrey, Jr., Chairman
                                                of the Board, President and
                                                Chief Executive Officer



Date: November 7, 1997                       By:/s/Dennis J. McCluer
                                                --------------------
                                                Dennis J. McCluer
                                                Vice President




Date: November 7, 1997                       By:/s/Frances Minor, Jr.
                                                ---------------------
                                                Frances Minor, Jr.
                                                Chief Financial Officer