Form 10KSB
period 1997-12-31
ALGIERS BANCORP INC
filed 1998-04-15
CIK 1011296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (NO FEE  REQUIRED)


    For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from            to

                         Commission File Number 0-20911

                              ALGIERS BANCORP, INC.
           (Name of small business issuer as specified in its charter)

        LOUISIANA                                      72 - 1317594
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

              #1 WESTBANK EXPRESSWAY, NEW ORLEANS, LOUISIANA 70114
                    (Address of principal executive offices)

          Issuer's telephone number, including area code: (504)367-8222

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock (par value $.01 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended December 31, 1997: $3.4 million

As of March 19, 1998, the aggregate market value of the 497,221 shares of Common Stock of the Issuer held by non-affiliates, which excludes 109,903 shares held by all directors, executive officers and employee benefit plans of the Issuer, was approximately $7.4 million. This figure is based on the average of the bid and asked prices of $14.88 per share of the Issuer's Common Stock on March 19, 1998

Number of shares of Common Stock outstanding on March 19, 1998 607,124

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated into Part II, Items 5 through 8 and Part III,
Item 13 of this Form 10-KSB.

         (2) Portions of the definitive proxy statement for the 1998 Annual Meeting of Stockholders to be filed on or about April 7, 1998 are incorporated into Part III, Items 9 through 12 of this Form 10-KSB.

PART I.

Item 1. Description of Business.

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

         The Association is a Louisiana-chartered stock savings and loan association that was originally formed in 1926. The Association conducts business from its main office in New Orleans, Louisiana and a branch office in Terrytown, Louisiana. At December 31, 1997, the Company had $45.4 million of total assets, $35.9 million of total liabilities, including $35.6 million of deposits, and $9.5 million of total stockholders' equity (representing 21.0% of total assets).

         The Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to purchase mortgage-backed securities and to originate loans secured primarily by one- to four-family residences located in the New Orleans,
Louisiana metropolitan area. The Company had $28.4 million of mortgage-backed securities at December 31, 1997, representing 62.7% of the Company's total assets. At December 31, 1997, The Company's net loans receivable totalled $9.2 million or 20.3% of the Company's total assets. Conventional first mortgage, one- to four-family residential loans (excluding construction loans) amounted to $8.1 million or 79.6% of the Company's total loan portfolio at December 31, 1997. To a lesser extent, the Company also originates consumer loans, construction loans and commercial real estate loans. The Company had $4.1 million of investment securities (excluding FHLB stock) at December 31, 1997, representing 9.1% of total assets. Of the $4.1 million of investment securities, $701,000 or 17.1% mature within five years of December 31, 1997.

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

         o Capital Position. As of December 31, 1997, the Association had total stockholder's equity of $ 7.2 million and exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 16.5%, 16.5% and 65.3 %, respectively, as compared to the minimum requirements of 1.5%, 3.0% and 8.0%, respectively.

         o Profitability. The Company has been profitable in each of the last three years. Net income increased from $157,000 in 1996 to $211,000 in 1997, including a net loss of $178,000 sustained by the Company's 70% owned subsidiary Jefferson Community Lending, LLC ("Jefferson"). Net income declined in 1996 to $157,000 from $169,000 in 1995 due to a special assessment paid for SAIF insurance which amounted to $159,000 on an after-tax basis.

         o Asset Quality. Management believes that good asset quality is important to the Company's long-term profitability. The Company's total nonperforming assets, which consist of non-accruing loans and net real estate owned ("REO"), together with troubled debt restructurings, amounted to $636,000 or 1.4% of total assets at December 31, 1997, compared to $97,000 or .2% of total assets at December 31, 1996 due to the delinquency of a commercial loan with a balance of $500,000. See "-Asset Quality-Classified Assets." At December 31, 1997, the Company's allowance for loan losses amounted to $482,000 or 4.8% of the total loan portfolio.

         o Interest Rate Risk. The Company attempts to manage its exposure to interest rate risk by maintaining a high percentage of its assets in adjustable-rate mortgages ("ARMs") and adjustable-rate mortgage-backed securities. At December 31, 1997, ARMs amounted to $7.6 million or 75.2% of the total loan portfolio. In addition, of the $28.4 million of mortgage-backed securities at December 31, 1997, $26.9 million or 97.5% have adjustable interest rates.

         o Community Orientation. The Association is committed to meeting the financial needs of the communities in which it operates. Management believes the Association is large enough to provide a full range of personal financial services, yet small enough to be able to provide services on a personalized and efficient basis. At December 31, 1997, most of the Association's loans were to residents of its primary market area. The Association intends to continue its practice of investing in loans in its primary market area in accordance with its underwriting standards, subject to economic conditions and the availability of reasonable investment alternatives.

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

         The executive office for the Company and the Association is located at 1 Westbank Expressway, New Orleans, Louisiana 70114, and its telephone number is
(504) 367-8222.

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

Lending Activities

         Loan Portfolio Composition. At December 31, 1997, the Company's net loan portfolio totalled $9.2 million, representing approximately 20.3% of the Company's $45.3 million of total assets at that date. The principal lending activity of the Company is the origination of one- to four-family residential loans. At December 31, 1997, conventional first mortgage, one- to four-family residential loans (excluding construction loans) amounted to $8.1 million or 79.6% of the total loan portfolio, before net items. To a lesser extent, the Company originates construction loans, commercial real estate loans and consumer loans. At December 31, 1997, construction loans amounted to $43,000 or 0.4% of the total loan portfolio, commercial real estate loans totalled $738,000 or 7.8% of the total loan portfolio, and consumer loans amounted to $1.3 million or 12.6% of the total loan portfolio, in each case before net items.

         Loan  Portfolio  Composition.   The  following  table  sets  forth  the
composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                                  December 31,
                                               ---------------------------------------------------------------------------
                                                         1997                         1996                       1995
                                               ----------------------       --------------------       -------------------
                                                Amount            %          Amount          %          Amount          %
                                                                           (Dollars in Thousands)
Real estate loans:
   One-to four-family residential:
     Conventional                              $ 8,018          79.3%       $ 8,134        82.9%       $ 7,978        76.0%
     FHA and VA                                     41           0.4             51         0.5             72         0.7
   Construction                                     43           0.4             89         0.9            491         4.7
   Commercial real estate                          738           7.3            668         6.8            858         8.1
                                                ------         -----        -------       -----        -------       -----
        Total real estate loans                  8,840          87.4          8,942        91.1          9,399        89.5
                                                ------         -----        -------       -----        -------       -----

   Consumer loans:
     Second mortgage                               189           1.9            175         1.8            111         1.1
      Other consumer  loans                        325           3.2              -         -                -         -
      Loans on deposits                            758           7.5            694         7.1            986         9.4
                                                ------         -----        -------       -----        -------       -----
        Total consumer loans                     1,272          12.6            869         8.9          1,097        10.5
                                                ------         -----        -------       -----        -------       -----
          Total loans                           10,112         100.0%         9,811       100.0%        10,496       100.0%
                                                               =====                      =====                      =====

Less:
   Unearned discounts and interest                  73                            7                          6
   Undisbursed portion of loans                    301                            7                        224
   Deferred loan fees                               55                           47                         42
   Allowance for loan losses                       485                          530                        534
                                               -------                      -------                    -------
     Net loans                                 $ 9,198                      $ 9,220                    $ 9,690
                                               =======                      =======                    =======

         Contractual Terms to Final Maturities. The following table sets forth certain information as of December 31, 1997 regarding the dollar amount of loans maturing in the Association's portfolio, based on the contractual date of the loan's final maturity, before giving effect to net items. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below do not reflect normal principal amortization; rather, the balance of each loan outstanding at December 31, 1997 is shown in the appropriate year of the loan's final maturity.

                                                        One-to
                                                      four-family                        Commercial
                                                      residential      Construction     real estate    Consumer    Total
                                                      -----------      ------------     -----------    --------    -----
                                                                               (In Thousands)
Amounts due after December 31, 1997 in:
   One year or less                                     $    50            $ 43           $   8        $   496    $    597
   After one year through two years                           -               -               -             36          36
   After two years through three years                       56               -               2             92         150
   After three years through five years                     199               -               6            387         592
   After five years through ten years                     1,929               -              71             47       2,047
   After ten years through fifteen years                  1,793               -               -            214       2,007
   After fifteen years                                    4,032               -             651              -       4,683
                                                        -------            ----           -----        -------    --------
     Total (1)                                          $ 8,059            $ 43           $ 738        $ 1,272    $ 10,112
                                                        =======            ====           =====        =======    ========

(1) Gross of loans in process, deferred loan fees, unearned discounts and interest, and allowance for loan losses.

         The following table sets forth the dollar amount of all loans, before net items, due after one year from December 31, 1997 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                    Floating or
                                    Fixed-Rate     Adjustable-Rate     Total
                                    ----------     ---------------     -----
                                                   (In Thousands)
One-to four-family residential       $ 2,234          $ 5,775        $ 8,009
Commercial real estate                     -              730            730
Consumer                                 300              476            776
                                     -------          -------        -------
   Total                             $ 2,534          $ 6,981        $ 9,515
                                     =======          =======        =======

         Scheduled contractual maturities of loans do not necessarily reflect the actual term of the Company's loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of loan prepayments and enforcement of due-on-sale clauses, which give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans substantially exceed current mortgage loan rates.

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

         The following table shows total loans originated and repaid during the periods indicated. No loans were purchased or sold during the periods shown.

                                                      Year Ended December 31,
                                               ---------------------------------
                                                 1997        1996        1995
                                                 ----        ----        ----
                                                          (In Thousands)
Loan originations:
   One-to four-family residential              $ 1,167      $  802      $  583
   Construction                                     43          89         491
   Commercial real estate                           28         108           -
   Consumer                                      1,105       1,166         425
                                               -------      ------      ------
        Total loan originations                  2,343       2,165       1,499
Loan principal repayments                       (2,042)     (2,844)     (1,847)
Increase (decrease) due to other
   items, net (1)                                 (323)        216        (203)
                                               -------      ------      ------
Net increase (decrease) in
   loan portfolio                              $   (22)     $ (463)     $ (551)
                                               =======      ======      ======

(1) Other items consist of loans in process, deferred loan fees, unearned discounts and interest, and allowance for loan losses.

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

         Although Louisiana laws and regulations permit state-chartered savings institutions, such as the Association, to originate and purchase loans secured by real estate located throughout the United States, the Association's present lending is done primarily within its primary market area, which consists of Orleans, Jefferson and Plaquemines Parishes in Louisiana. Subject to the Association's loans-to-one borrower limitation, the Association is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. The Association may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of the Association's total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, the Association may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 1997, the Association was well within each of the above lending limits.

         A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 1997, the Association's limit on loans-to-one borrower was $500,000 and its five largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, amounted to $500,000, $439,000, $300,000, $270,000 and $256,000, respectively, at such date. The $500,000 borrowing relationship consists of a $500,000 commercial real estate loan which is treated as a classified asset at December 31, 1997 All of these loans were current at December 31, 1997, except the $500,000 loan treated as a classified asset. See "-Asset Quality-Classified Assets."

         Loans on Existing Residential Properties. The primary real estate lending activity of the Company is the origination of loans secured by first mortgage liens on one- to four-family residences. At December 31, 1997, $8.1 million or 79.6% of the Company's total loan portfolio, before net items, consisted of conventional first mortgage, one-to four-family residential loans (excluding construction loans).

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

         Various legislative and regulatory changes have given the Association the authority to originate and purchase mortgage loans which provide for periodic interest rate adjustments subject to certain limitations. the
Association has been actively marketing ARMs in order to decrease the vulnerability of its operations to changes in interest rates. At December 31, 1997, one- to four-family residential ARMs represented $5.9 million or 58.4% of the total loan portfolio, before net items.

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

         The Association qualifies borrowers based on the initial interest rate on the ARM rather than the fully indexed rate. In a rising interest rate environment, the interest rate on the ARM will increase on the next adjustment date, resulting in an increase in the borrower's monthly payment. To the extent the increased rate adversely affects the borrower's ability to repay his loan, the Association is exposed to increased credit risk. As of December 31, 1997, the Association's non-accruing residential loans were $126,000. See "-Asset Quality."

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

         Construction Loans. At December 31, 1997, $43,000 or 0.4% of the Company's total loan portfolio, before net items, consisted of one loan for the construction of one- to four-family residences. Construction loans are not being actively marketed and are offered primarily as a service to existing customers. The two construction loans each bear a fixed interest rate during the construction phase and are structured to be converted to adjustable-rate permanent loans at the end of the construction phase.

         Construction lending is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser if the property will not be owner-occupied. The Company generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area, using conservative underwriting guidelines, and closely monitoring the construction process.

         Commercial Real Estate Loans. The Company's commercial real estate loan portfolio primarily consists of loans secured by office buildings, retail establishments, churches and multi-family dwellings located within the Company's primary market area. Commercial real estate loans amounted to $738,000 or 7.4% of the total loan portfolio at December 31, 1997. The largest commercial real estate loan at December 31, 1997 was $500,000 (gross of a $261,000 reserve), and the balance of such loan at December 31, 1997 was $500,000. See "-Asset Quality Nonperforming Assets." The remaining commercial real estate loan portfolio at December 31, 1997 consisted of 7 loans with an average balance of $34,000.

         Nonresidential real estate loans may have terms up to 30 years and generally have adjustable rates of interest. As part of its commitment to loan quality, the Company's senior management reviews each nonresidential loan prior to approval by the Board of Directors. All loans are based on the appraised value of the secured property and loans are generally not made in amounts in excess of 70% of the appraised value of the secured property. All appraisals are performed by an independent appraiser designated by the Company and are reviewed by management. In originating nonresidential loans, the Company considers the quality of the property, the credit of the borrower, the historical and projected cash flow of the project, the location of the real estate and the quality of the property management. The Company orginated $28,000 in commercial real estate loans in 1997 and $108,000 in 1996.

         Commercial real estate lending is generally considered to involve a higher degree of risk than single-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. The Company generally attempts to mitigate the risks associated with commercial real estate lending by, among other things, lending primarily in its market area and using low LTV ratios in the underwriting process.

         Consumer Loans. The Company's consumer loans consist of loans on deposits, boat loans and second mortgage loans. The consumer loans are not being actively marketed and are offered primarily as a service to existing customers. At December 31, 1997, loans on deposits amounted to $758,000, representing 59.6% of total consumer loans and 7.5% of the total loan portfolio, before net items. Loans secured by deposit accounts are generally offered with an interest rate equal to 2% above the rate on the deposit account.

         The Company's second mortgage loans amounted to $189,000 or 1.9% of the total loan portfolio at December 31, 1997. The second mortgages are secured by one- to four-family residences, are for a fixed amount and a fixed term, and are made to individuals for a variety of purposes. All of the second mortgages at December 31, 1997 have adjustable interest rates.

         The Company's other consumer loans consisted of three loans in the amount of $325,000 or 3.2% of the total loan portfolio at December 31, 1997. The largest of these loans in the amount of $300,000 or 3.0% of the total loan portfolio at December 31, 1997 is secured by a boat and other collateral.

         The Association is considering expanding the types of loans it offers to include equity lines of credit. The Association has applied for an FHA Lender Number. This number would authorize the Association to make all types of government loans for sale in the secondary market. In addition, the Association could offer FHA Title I home improvement loans. As of January 2, 1998, the Association had three commissioned loan originators and a loan processor on its staff. The Association has made an arrangement with a home improvement dealer to purchase home improvement loans. Loans which meet the Association's underwriting criteria will be kept in the Association's loan portfolio. Loans that do not meet the Association's underwriting criteria will be sold in the secondary market to investors who have committed to the purchase of the loan prior to the loan closing.

         Loan Fees and Servicing Income. In addition to interest earned on loans, the Company receives income through the servicing of loans and loan fees charged in connection with loan originations and modifications, late payments, prepayments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period-to-period with the volume and type of loans made.

         Loan origination fees or "points" are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. The Company's loan origination fees are offset against direct loan origination costs, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 1997, the Company had approximately $55,000 of loan fees which had been deferred. The deferred loan fees are being recognized as income over the lives of the related loans.

Asset Quality

         Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1997, in dollar amounts and as a percentage of the Company's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                            December 31, 1997
                                         ------------------------------------------------------------------------------
                                                30-59                                               90 or More Days
                                             Days overdue              60-89 Days overdue               Overdue
                                         ----------------------     ---------------------------------------------------
                                                        Percent                     Percent                     Percent
                                                       of Total                     of Total                   of Total
                                         Amount          Loans         Amount        Loans        Amount         Loans
                                         ------          -----         ------        -----        ------         -----
                                                                      (Dollars in Thousands)
One- to four-family
   residential real estate
   loans                                  $ 459           4.54%        $  62           0.61%      $ 275           2.72%
Commercial real estate
   loans                                      -              -            45           0.45         508           5.02
Consumer loans                              121           1.20            16           0.16          16           0.16
                                          -----           ----         -----           ----       -----           ----
   Total delinquent loans                 $ 580           5.74%        $ 123           1.22%      $ 799           7.90%
                                          =====           ====         =====           ====       =====           ====

Nonperforming Assets. When a borrower fails to make a required loan payment, the Company attempts to cause the default to be cured by contacting the borrower. In general, contacts are made after a payment is more than 15 days past due. A significant portion of the Company's loans provide for a 45 day grace period, and no late charge is assessed on these loans until the payment is 46 days past due. Defaults are cured promptly in most cases. If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Company's normal collection procedures, or an acceptable arrangement is not worked out with the borrower, the Company will commence foreclosure action.

         If foreclosure is effected, the property is sold at a sheriff's sale. If the Company is the successful bidder, the acquired real estate property is then included in the Company's "real estate owned" account until it is sold. The Association is permitted under applicable regulations to finance sales of real estate owned by "loans to facilitate" which may involve more favorable interest rates and terms than generally would be granted under the Association's underwriting guidelines. At December 31, 1997, the Association had no loans to facilitate.

         The Company generally places loans on non-accrual status when the payment of interest becomes more than 90 days past due or when interest payments are otherwise deemed uncollectible.

         The   following   table  sets   forth  the  amount  of  the   Company's
nonperforming assets at the dates indicated.

                                                          December 31,
                                                 -------------------------------
                                                 1997        1996         1995
                                                 ----        ----        ----
                                                      (Dollars In Thousands)
Total nonperforming assets:
   Non-accruing loans                            $ 636        $ 52        $ 76
   Real estate owned, net (1)                       -           45          92
                                                    --         ---          --
   Total nonperforming assets                    $ 636        $ 97        $168
                                                 =====        ====        ====
Troubled debt restructurings                     $  18        $ -         $ 66
                                                 =====        ====        ====
Total nonperforming loans and
  troubled debt restructurings
  as a percentage of total loans                  6.47%       0.53%       1.35%
                                                  ====        ====        ====
Total nonperforming loans and
  troubled debt restructurings
  as a percentage of total assets                 1.44%       0.20%       0.55%
                                                  ====        ====        ====

(1) Net of related loss allowances as of each date shown, which allowances at December 31, 1997 amounted to $90,000 for real estate owned.

         The $636,000 of non-accruing loans at December 31, 1997 consisted of three one-to four- family residential loans for $126,000 and two commercial real estate loans for $510,000. The largest non-accruing loan at December 31, 1997 consisted of a $500,000 adjustable-rate commercial real estate loan secured by a furniture store and a warehouse, on which the Company has established reserves of $261,000 at December 31, 1997. The collateral was previously foreclosed upon by the Association, and the borrower repurchased the real estate owned property from the Association in June 1991 at the Association's total carrying value. Until recently, the loan had been performing in accordance with its terms since June 1992, and the reserve was established solely because the appraised value of the collateral in April 1992 was less than the principal balance of the loan. In 1997, an appraisal of the property indicated a value of $469,000. It was management's decision to leave the reserve at $261,000 until the property is disposed of. The entire $500,000 balance at December 31, 1997 was classified as substandard. The Company's management is closely monitoring this loan and is discussing its status with the borrower. It is the opinion of management that the property securing this loan has a value adequate to cover the net amount of the loan.

         The Company's real estate owned has steadily declined over the last three years, and at December 31, 1997 the Company's real estate owned consisted of two one- to four-family residential properties and one vacant lot in the New Orleans metropolitan area. During 1997 the specific reserves on the Company's real estate owned was increased to an amount that resulted in the real estate being fully reserved. The $90,000 of real estate owned at December 31, 1997 is net of a $90,000 allowance for loss. See Note I of Notes to Consolidated Financial Statements contained in the 1997 Annual Report to Stockholders, which is filed as Exhibit 13 hereto (the "Annual Report").

         Classified Assets. All loans are reviewed on a regular basis under the Company's asset classification policy. The Company's total classified assets at December 31, 1997 excluding loss assets specifically reserved for, amounted to $799,000, of which $38,000 was classified as as special mention and $744,000 was classified as substandard. The largest classified asset at December 31, 1997 consisted of a $500,000, adjustable-rate commercial real estate loan secured by a furniture store and a warehouse, on which the Company has established reserves of $261,000. See "-Asset Quality-Classified Assets."

         The remaining $261,000 of substandard assets at December 31, 1997 consisted of (1) residential mortgage loans totalling $235,000, of which the largest loan had a balance of $109,000 at December 31, 1997, and (2) one commercial loan with a balance of $10,000 which is fully reserved and (3) consumer loans totalling $16,000. The $109,000 substandard residential mortgage loan is secured by a duplex and a $20,000 certificate of deposit at the Association. See "Regulation - The Association - Classified Assets."

         Allowance for Loan Losses. At December 31, 1997, the Company's allowance for loan losses amounted to $482,000 or 4.8% of the total loan portfolio. The Company's loan portfolio consists primarily of one- to four-family residential loans and, to a lesser extent, commercial real estate loans, construction loans and consumer loans. The loan loss allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on prior loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates which are subject to change over time. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

           The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

                                                   At or For the Year Ended December 31,
                                                   --------------------------------------
                                                     1997           1996           1995
                                                   --------       --------       --------
                                                             (Dollars in Thousands)

Total loans outstanding ......................     $ 10,112       $  9,811       $ 10,496
                                                   ========       ========       ========
Allowance for loan losses, beginning of period     $    530       $    534       $    558
Provision (credit) for loan losses ...........          (45)            (4)           (24)
Loans charged-off (recovered)(1) .............         --             --             --
                                                   --------       --------       --------
Allowance for loan losses, end of period .....     $    485       $    530       $    534
                                                   ========       ========       ========
Allowance for loan losses as a percent of
   total loans outstanding ...................          4.8%           5.4%           5.9%
                                                   ========       ========       ========
Allowance for loan losses as a percent of
   nonperforming loans and troubled debt
   restructurings ............................        74.16%      1,019.23%        702.63%
                                                   ========       ========       ========

(1)  There were no loan charge-off or recoveries in 1997, 1996 and 1995.

         The following table presents the allocation of the Company's allowance for loan losses by type of loan at each of the dates indicated.

                                                                           December 31,
                                        ----------------------------------------------------------------------------------
                                                1997                          1996                           1995
                                        ----------------------       -----------------------         ---------------------
                                                       Loan                           Loan                          Loan
                                                     Category                       Category                      Category
                                         Amount        as a %         Amount         as a %           Amount       as a %
                                           of         of Total           of         of Total            of        of Total
                                        Allowance       Loans        Allowance        Loans          Allowance      Loans
                                        ---------       -----        ---------        -----          ---------      -----
One-to four-family residential            $ 214          79.7%          $ 298         83.4%          $ 338          76.7%

Construction                                  -           0.4               3           0.9              -           4.7

Commercial real estate                      271           7.3             229           6.8            196           8.1

Consumer                                     -           12.6              -            8.9             -           10.5

                                          -----         -----           -----         -----          -----         -----
Total                                     $ 485         100.0%          $ 530         100.0%         $ 534         100.0%
                                          =====         =====           =====         =====          =====         =====

Mortgage-Backed Securities

        The Company has invested in a portfolio of mortgage-backed securities that are insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") or the Government National Mortgage Association ("GNMA"). Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of one- to four-family or multi-family residential mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. FHLMC is a public corporation chartered by the U.S. government and guarantees the timely payment of interest and the ultimate return of principal. FHLMC mortgage-backed securities are not backed by the full faith and credit of the United States, but because FHLMC is a U.S. government sponsored enterprise, these securities are considered high quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development, which is intended to help finance government assisted housing programs. The GNMA guarantees the timely payment of principal and interest, and GNMA securities are backed by the full faith and credit of the U.S. Government. The FNMA guarantees the timely payment of principal and interest, and FNMA securities are indirect obligations of the U.S. government.

        Of the $28.4 million of mortgage-backed securities at December 31, 1997, $21.8 million were accounted for as held to maturity and had an aggregate market value of $21.6 million at such date. The remaining $6.6 million of mortgage-backed securities at December 31, 1997 are accounted for as available for sale and are thus carried at market value. For additional information relating to the Company's mortgage-backed securities, see Note G of Notes to Consolidated Financial Statements in the Annual Report.

      Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that result in nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Company. In general, mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. As a result, these types of securities allow the Company to optimize regulatory capital to a greater extent than non-securitized whole loans. While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities.

        The following table sets forth the composition of the Company's mortgage-backed securities at each of the dates indicated.

                                       December 31,
                              -----------------------------------
                                 1997         1996         1995
                                 ----         ----         ----
                                        (In Thousands)
Mortgage-backed
   securities held to
   maturity:
      FNMA                    $ 15,256     $ 16,684      $ 13,971
      FHLMC                      3,773        3,927         2,771
      GNMA                       2,801        3,199         3,719
                              --------     --------      --------
          Subtotal              21,830       23,810        20,461
                              --------     --------      --------

Mortgage-backed
   securities available
    for sale:
      FNMA                       4,963        5,415         3,293
      FHLMC                      1,142        2,761         3,237
      GNMA                         510          901         1,158
                              --------     --------      --------
          Subtotal               6,615        9,077         7,688
                              --------     --------      --------
Total                         $ 28,445     $ 32,887      $ 28,149
                              ========     ========      ========

         Information regarding the contractual maturities and weighted average yield of the Company's mortgage-backed securities portfolio at December 31, 1997 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.



                                                  Amounts at December 31, 1997 Which Mature In
                                       ------------------------------------------------------------------
                                                                      After Five
                                       One Year     After One to         to         Over 10
                                       or Less       Five Years       10 Years       Years          Total
                                       -------       ----------       --------       -----          -----
                                                               (Dollars In Thousands)
Held to maturity:
    FNMA ........................       $    47        $   808        $   743        $13,658        $15,256
    FHLMC .......................          --             --             --            3,773          3,773
    GNMA ........................          --             --             --            2,801          2,801
                                        -------        -------        -------        -------        -------
  Total .........................       $    47        $   808        $   743        $20,232        $21,830
                                        =======        =======        =======        =======        =======

   Weighted average
       yield ....................          6.00%          6.12%          6.25%          6.45%          6.43%
                                        =======        =======        =======        =======        =======

Available for sale:
    FNMA ........................       $  --          $    41        $    97        $ 4,825        $ 4,963
    FHLMC .......................          --               70           --            1,073          1,143
    GNMA ........................             5            124            115            265            509
                                        -------        -------        -------        -------        -------
  Total .........................       $     5        $   235        $   212        $ 6,163        $ 6,615
                                        =======        =======        =======        =======        =======
   Weighted average
       yield ....................         11.25%         11.25%          9.23%          6.98%          7.20%
                                        =======        =======        =======        =======        =======

Total mortgage-backed securities:
    FNMA ........................       $    47        $   849        $   840        $18,483        $20,219
    FHLMC .......................          --               70           --            4,846          4,916
    GNMA ........................             5            124            115          3,066          3,310
                                        -------        -------        -------        -------        -------
  Total .........................       $    52        $ 1,043        $   955        $26,395        $28,445
                                        =======        =======        =======        =======        =======
   Weighted average
       yield ....................          6.01%          9.78%          6.91%          6.57%          6.58%
                                        =======        =======        =======        =======        =======

The following table sets forth the purchases, sales and principal repayments of the Company's mortgage-backed securities during the periods indicated.

                                                  At or For the
                                             Year Ended December 31,
                                       ----------------------------------
                                         1997        1996         1995
                                         ----        ----         ----
                                             (Dollars in Thousands)
Mortgage-backed securities
  at beginning of period               $ 32,918    $ 28,149     $ 27,357
Purchases                                   969       8,360        4,170
Repayments                               (3,769)     (3,719)      (3,653)
Sales                                    (1,650)          -            -
Mark to market adjustment                    54           -          408
Amortizations of premiums
  and discounts, net                        (77)        128         (133)
                                       --------    --------     --------
Mortgage-backed securities at
  end of period                        $ 28,445    $ 32,918     $ 28,149
                                       =========   ========     ========
Weighted average yield at
  end of period                            6.58%       6.59%        6.96%
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

        Investment securities (excluding FHLB stock) totalled $4.1 million or 9.1% of total assets at December 31, 1997. All $4.1 million of investment securities, which consists of U.S. Government and agency securities, are accounted for as available for sale and are carried at market value. Of the $4.1 million of investment securities, $701,000 or 17.1% mature within five years of December 31, 1997.

         The following table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated.

                                                                 December 31,
                                 -------------------------------------------------------------------------
                                          1997                      1996                     1995
                                 -------------------------------------------------------------------------
                                 Carrying      Market      Carrying      Market     Carrying       Market
                                   Value       Value         Value       Value        Value        Value
                                  ------       ------       ------       ------       ------       ------
                                                                 (In Thousands)
Available for Sale:
   U.S. Treasury ..........       $ --         $ --         $ --         $ --         $  697       $  697
   FHLB notes .............        2,787        2,785        1,999        1,992         --           --
   FNMA notes .............          200          200          325          325         --           --
   FHLMC notes ............        1,100        1,100          150          151         --           --
   Southeast Texas
    Housing Finance
    Authority(1) ..........         --           --             43           43           83           83
   Louisiana Agricultural
    Finance Authority(1) ..         --           --             19           19           46           46
                                  ------       ------       ------       ------       ------       ------
   Subtotal ...............        4,087        4,085        2,536        2,530          826          826

Less:
   Allowance for loss .....         --           --             62           62          129          129
   Discount on securities .         --           --              2            2         --           --
                                  ------       ------       ------       ------       ------       ------
Total available for sale ..        4,087        4,085        2,472        2,466          697          697
                                  ------       ------       ------       ------       ------       ------
Held to maturity
   Louisiana Public
    Facility Authority ....         --           --           --           --            300          300
   FHLB notes .............         --           --            425          425          925          904
   Federal Farm Credit Bank         --           --            200          200         --           --
   Certificates of deposit          --           --           --           --           --           --
   Sallie Mae .............         --           --            200          200         --           --
   FHLB stock .............          483          483          455          455          430          430
                                  ------       ------       ------       ------       ------       ------
Total held to maturity ....          483          483        1,280        1,280        1,655        1,634
                                  ------       ------       ------       ------       ------       ------
    Total .................       $4,570       $4,568       $3,752       $3,746       $2,352       $2,331
                                  ======       ======       ======       ======       ======       ======

(1)  Gross of a related allowance for loss.

         The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1997. No tax-exempt yields have been adjusted to a tax-equivalent basis.

                                                              Amounts at December 31, 1997 Which Mature In
                                         ------------------------------------------------------------------------------------
                                                                        Over One
                                                        Weighted          Year           Weighted       Over         Weighted
                                         One Year       Average         Through          Average        Five          Average
                                         or Less         Yield         Five Years         Yield         Years          Yield
                                         -------         -----         ----------         -----         -----          -----
                                                                         (Dollars in thousands)
Bonds and other debt
  securities available for sale:

   FHLB notes                               $  -              - %         $ 500            6.50%      $ 2,287           7.55%
   FNMA notes                                200           7.09               -               -             -              -
   FHLMC notes                                 -              -               -               -         1,100           7.15
                                           -----           ----           -----            ----       -------           ----
   Subtotal                                  200           7.09             500            6.50         3,387           7.42
Equity securities held to :
 maturity:
  FHLB stock (1)                               -              -               -               -           483           6.00
                                           -----           ----           -----            ----       -------           ----
     Total                                 $ 200           7.09%          $ 500            6.50%      $ 3,870           7.24%
                                           =====           ====           =====            ====       =======           ====

(1) As a member of the FHLB of Dallas, the Association is required to maintain its investment in FHLB stock, which has no stated maturity.


          At December 31, 1997, the Company did not have investments in any one issuer which exceeded more than 10% of the Company's total stockholders' equity, except for FHLB notes which had both a carrying value and a market value of $2.6 million at December 31, 1997 and FHLMC notes which had both a carrying value and a market value of $1.1 million at December 31, 1997

Sources of Funds

        General. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from principal and interest payments on loans and mortgage-backed securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

        Deposits. The Company's deposits are attracted principally from within the Company's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market deposit accounts ("MMDA's"), regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $4.5 million or 12.6% of total deposits at December 31, 1997. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

        The large variety of deposit accounts offered by the Association has increased the Association's ability to retain deposits and allowed it to be more competitive in obtaining new funds, but has not eliminated the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities). During periods of high interest rates, deposit accounts that have adjustable interest rates have been more costly than traditional passbook accounts. In addition, the Association is subject to short-term fluctuations in deposit flows because funds in transaction accounts can be withdrawn at any time and because 52.5% of the certificates of deposit at December 31, 1997 mature in one year or less. The Association's ability to attract and maintain deposits is affected by the rate consciousness of its customers and their willingness to move funds into higher-yielding accounts. The Association's cost of funds has been, and will continue to be, affected by money market conditions.

          The following table shows the distribution of , and certain other information relating to, the Company's deposits by type of deposit, as of the dates indicated.

                                                                      December 31,
                                ---------------------------------------------------------------------------------
                                           1997                          1996                        1995
                                ---------------------------------------------------------------------------------
                                  Amount            %          Amount            %         Amount            %
                                  ------            -          ------            -         ------            -
                                                               (Dollars in Thousands)
Certificate accounts:
   2.00% - 2.99%                 $     -              - %     $    94           0.3%      $   169           0.5%
   3.00% - 3.99%                      33              -             -             -            12             -
   4.00% - 4.99%                       -              -         6,957          19.0        10,058          26.3
   5.00% - 5.99%                  23,644           66.6        13,347          36.4        10,505          27.5
   6.00% - 6.99%                   2,293            6.5         5,544          15.1         5,704          14.9
   7.00% - 7.99%                   1,068            3.0         1,990           5.4         2,091           5.5
   8.00%  or more                      -              -             -             -             4             -
                                 -------           ----       -------         -----       -------           ---

       Total certificate
         accounts                 27,038           76.1        27,932          76.2        28,543          74.7
                                 -------           ----       -------         -----       -------           ---
Transaction accounts:
  Passbook savings                 5,483           15.4         5,774          15.8         6,431          16.8
  MMDAs                            1,098            3.1         1,216           3.3         1,530           4.0
  Demand and NOW
   accounts(1)                     1,915            5.4         1,713           4.7         1,699           4.5
                                 -------           ----       -------         -----       -------           ---

     Total transaction
       accounts                    8,496           23.9         8,703          23.8         9,660          25.3
                                 -------           ----       -------         -----       -------           ---

     Total deposits             $ 35,534          100.0%     $ 36,635         100.0%     $ 38,203         100.0%
                                ========          =====      ========         =====      ========         =====

         The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                       Year Ended December 31,
                               ------------------------------------------------------------------------
                                      1997                     1996                     1995
                              --------------------    ----------------------    -----------------------
                                           Average                  Average                     Average
                               Average       Rate       Average       Rate       Average          Rate
                               Balance       Paid       Balance       Paid       Balance          Paid
                               -------       ----       -------       ----       -------          ----
                                                              (Dollars in Thousands)
Passbook savings accounts     $ 5,602        2.60%     $ 6,856         2.56%      $ 6,662         2.73%
Demand and NOW accounts .       1,893        2.20        1,716         2.20         1,453         2.36
MMDAs ...................       1,210        2.40        1,475         2.41         1,829         2.56
Certificates of deposit .      27,242        5.53       28,706         5.47        27,296         5.39

   Total interest-bearing
     deposits ...........     $35,947        4.79%     $38,753         4.69%     $ 37,240         4.66%
                              =======        ====      =======         ====      ========         ====


         The following table sets forth the savings flows of the Company during the periods indicated.

                                                        Year Ended December 31,
                                                ---------------------------------
                                                   1997         1996        1995
                                                   ----         ----        ----
                                                          (In Thousands)
Increase (decrease) before interest
   credited (1)                                 $ (2,657)    $ (3,001)     $ (834)
Interest credited                                  1,556        1,433       1,212
                                                   ------       ------     ------
   Net increase (decrease) in deposits          $ (1,101)    $ (1,568)     $  378
                                                =========    =========     ======

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

         The Association does not advertise for deposits outside of its primary market area. At December 31, 1997, the Association had no deposits that were obtained through deposit brokers. The Association does not actively solicit broker deposits and does not pay fees to such brokers.

         The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 1997 which mature during the periods indicated.

                                                             Balance at December 31, 1996
                                                   Maturing in the 12 Months Ending December 31,
                                       ----------------------------------------------------------------
Certificates of Deposit                   1998           1998         2000       Thereafter       Total
-----------------------                   ----           ----         ----       ----------       -----
                                                                 (In Thousands)
   3.00% - 3.99%                       $     33       $     -      $     -         $    -       $    33
   4.00% - 4.99%                              -             -            -              -             -
   5.00% - 5.99%                         13,905         5,179        4,399            161        23,644
   6.00% - 6.99%                            100           119          104          1,970         2,293
   7.00% - 7.99%                            134            55          474            405         1,068

       Total certificate accounts      $ 14,172       $ 5,353      $ 4,977        $ 2,536      $ 27,038
                                      ==========      ========     ========       ========     ========

         The following table sets forth the maturities of the Company's certificates of deposit of $100,000 or more at December 31, 1997 by time remaining to maturity.

Maturing During Quarter Ending:                               Amounts
-------------------------------                               -------
                                                           (In Thousands)
March 31, 1998                                                $   348
June 30, 1998                                                     202
September 30, 1998                                                213
December 31, 1998                                                 559
After December 31, 1998                                           424
                                                              -------
   Total certificates of deposit with
      balances of $100,000 or more                            $ 1,746
                                                              =======

Borrowings. The Association may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, investment securities and mortgage-backed securities, provided certain standards related to credit worthiness have been met. See "Regulation - The Association - Federal Home Loan Bank System." Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. The Association did not have any advances from the FHLB at December 31, 1997.

     Subsidiary

         At December 31, 1997, the Association had no subsidiaries. Under Louisiana law, a state-chartered association may invest up to 10% of its assets in service organizations or corporations. On December 26, 1996 the Company formed a subsidiary corporation, Jefferson, along with Jefferson Community Housing Foundation (the "Foundation"). Jefferson was formed to originate mortgage loans for sale in the secondary market. For the year ending December 31, 1997, Jefferson had a net operating loss of approximately $178,000. Due to the large loss sustained for the year it was the decision of the Board of Directors to dissolve Jefferson effective December 31, 1997.

         The operations of Jefferson have been moved into the Association and will be under the direct control of the Association's management. The Association has applied for an FHA Lender Number and will originate loans for sale in the secondary market. Until such time as the FHA number is obtained, the Association will use sources it has identified to sell the loans it originates.

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

Employees

         The Company and its subsidiaries had 13 full-time employees at December 31, 1997, and has added four additional employees in the mortgage loan department as of January 2, 1998. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

         If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Association or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, except upon prior notice to and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the FRB as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

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

         In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1997, the Association was in compliance with the above restrictions.

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

         Under current FDIC regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's
capital--"well       capitalized,"       "adequately      capitalized,"      and
"undercapitalized"--which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging prior to September 30, 1996 from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. The insurance premiums for the Association for the first half of 1994 were .26% (per annum) of insured deposits and for each of the semi-annual periods from the second half of 1994 through the first nine months of 1996 were .23% (per annum) of insured deposits.

         The deposits of the Association are currently insured by the SAIF. Both the SAIF and the BIF, the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF achieved a fully funded status first and, therefore, as discussed below, effective January 1, 1996 the FDIC recently substantially reduced the average deposit insurance premium paid by commercial banks.

         On November 14, 1995, the FDIC approved a final rule regarding deposit insurance premiums. The final rule reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, while holding deposit insurance premiums for SAIF members at their then current levels (23 basis points for institutions in the lowest risk category). The reduction was effective with respect to the semiannual premium assessment beginning January 1, 1996.

         On September 30, 1996, President Clinton signed into law legislation which eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation required all SAIF member institutions pay a one-time special assessment to recapitalize the SAIF, with the aggregate amount to be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

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

         In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally range from zero basis points to 27 basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 basis points to 27 basis points in order to include assessments paid to the Financing Corporations ("FICO"). From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the FICO, while BIF member institutions will pay approximately 1.3 basis points. The Association's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.4 basis points effective January 1, 1997. Based on the $36.5 million of assessable deposits at December 31, 1996, the Association paid approximately $73,000 less in insurance premiums in 1997.

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

         Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital is given the same definition as core capital but is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. At December 31, 1997, the Association had no intangible assets which are deducted in computing its tangible capital. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At December 31, 1997, the Association had no subsidiaries.

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences, and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one- to four-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

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

         At December 31, 1997, the Association exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 16.5%, 16.5% and 65.3%, respectively. The following table sets forth the Association's compliance with each of the above-described capital requirements as of December 31, 1997.

                                          Tangible       Core         Risk-Based
                                           Capital      Capital(1)    Capital(2)
                                                  (Dollars in Thousands)
Capital under GAAP ...................     $ 7,185       $ 7,185       $ 7,185
Additional capital items:
  General valuation
   allowances(3) .....................        --            --             142
   Net unrealized gain on
   securities available for sale .....          (1)           (1)           (1)
                                           -------       -------       -------
Regulatory capital ...................       7,184         7,184         7,326
Minimum required
   regulatory capital(4) .............         653         1,306           898
                                           -------       -------       -------
Excess regulatory capital ............     $ 6,531       $ 5,878       $ 6,428
                                           =======       =======       =======
Regulatory capital as a
   percentage ........................       16.51%        16.51%        65.29%
Minimum capital required
   as a percentage(4) ................        1.50%          3.0%         8.00%
Regulatory capital as a
   percentage in excess of
   requirements ......................       15.01%        13.51%        57.29%
                                           =======       =======       =======

(1) Does not reflect the 4.0% requirement to be met in order for an institution to be "adequately capitalized." See " -Prompt Corrective Action."
(2) Does not reflect the interest-rate risk component in the risk-based capital requirement, the effective date of which has been postponed as discussed above.
(3) General valuation allowances are only used in the calculation of risk-based capital. Such allowances are limited to 1.25% of risk-weighted assets.
(4) Tangible and core capital are computed as a percentage of adjusted total assets of $43.5 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $11.2 million.

         Effective November 28, 1994, the OTS revised its interim policy issued in August 1993 under which savings institutions computed their regulatory capital in accordance with SFAS No.115, "Accounting for Certain Investments in Debt and Equity Securities." Under the revised OTS policy, savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital. This change in policy increased the Association's regulatory capital at December 31, 1997 by approximately $1,000.

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

         Prompt Corrective Action. Under the prompt corrective action regulations of the OTS, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

         An institution generally must file a written capital restoration plan which meets specified requirements with its appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

         At December 31, 1997, the Association was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

         Safety and Soundness. The OTS and other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The OTS and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. The Association believes that it is in compliance with these guidelines and standards.

         Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At December 31, 1997, the Association's liquidity ratio was 7.43%.

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

         At December 31, 1997, the Association was a Tier 1 institution for purposes of this regulation.

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

         Community Reinvestment Act and the Fair Lending Laws. Savings institutions have a responsibility under the CRA and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

         Qualified Thrift Lender Test. All savings institutions are required to meet a QTL test in order to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code") or meeting the second prong of the QTL test set forth in Section 10(m) of the HOLA. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to meet the QTL test, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

         Currently, the prong of the QTL test that is not based on the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of very 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1997, the qualified thrift investments of the Association were approximately 83.7% of its portfolio assets.

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

         As a member, the Association is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1997, the Association had $483,000 in FHLB stock, which was in compliance with this requirement.

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

         Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 1997, no reserves were required to be maintained on the first $4.4 million of transaction accounts, reserves of 3% were required to be maintained against the next $46.3 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%, is required against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

         Thrift Charter. Congress has been considering legislation in various forms that would require federal thrifts, such as the Association, to convert their charters to national or state bank charters. Recent legislation required the Treasury Department to prepare for Congress a comprehensive study on development of a common charter for federal savings institutions and commercial banks; and, in the event that the thrift charter was eliminated by January 1, 1999, would require the merger of the BIF and the SAIF into a single Deposit Insurance Fund on that date. The Association cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect the Association and its parent holding company.

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

         The Association is required by Louisiana law and regulations to comply with certain reserve and capital requirements. At December 31, 1997, the Association was in compliance with all applicable reserve and capital requirements.

         Louisiana law and regulations also restrict the lending and investment authority of Louisiana-chartered savings institutions. Such laws and regulations restrict the amount a Louisiana-chartered savings association can lend to any one borrower to an amount which, in the aggregate, does not exceed the lesser of
(i) 10% of the association's savings deposits or (ii) the sum of the association's paid-in capital, surplus, reserves for losses, and undivided profits. Federal law imposes more restrictive limitations. See "Business-Lending Activities." Notwithstanding the foregoing, Louisiana and federal law permits any such association to lend to any one borrower an aggregate amount of at least $500,000.

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

        The investment authority of Louisiana-chartered savings associations is broader in many respects than that of federally-chartered savings and loan associations. However, state-chartered savings associations, such as the Association, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally-chartered savings association. This prohibition applies to equity investments in real estate, investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At December 31, 1997, the Association was in compliance with such provisions.

        Furthermore, effective January 1, 1990, a state-chartered savings association may not engage as principal in any activity not permitted for federal associations unless the FDIC has determined that such activity would pose no significant risk to the affected deposit insurance fund and the Association is in compliance with the fully phased-in capital standards prescribed under FIRREA. When certain activities are permissible for a federal association, the state association may engage in the activity in a higher amount if the FDIC has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the Association meets the fully phased-in capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At December 31, 1997, the Association had no investments which were affected by the foregoing limitations.

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

                                    TAXATION

Federal Taxation

         General. The Company and the Association are subject to the generally applicable corporate tax provisions of the Code, and the Association is subject to certain additional provisions of the Code which apply to thrifts and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters material to the taxation of the Company and the Association and is not a comprehensive discussion of the tax rules applicable to the Company and the Association.

         Year. The Company and the Association file federal income tax returns on the basis of a calendar year ending on December 31. For 1997 and 1998, the Company and the Association intend to file separate tax returns.

        Bad Debt Reserves. In August 1966, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Association must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At December 31, 1997, the Association's post -1987 excess reserves amounted to approximately $445,000. The recapture will occur over a six-year period, the commencement of which was delayed until the first taxable year beginning after December 31, 1997, since the Association met certain residential lending requirements. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and reversal and excess bad debt reserves is adequately provided for in the Association's deferred tax liability.

         At  December  31,  1997,   the  federal  income  tax  reserves  of  the
Association included $1.3 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Association in connection with the conversion of the Association to stock form, the retained earnings of the Association are substantially restricted.

         Distributions. If the Association were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause the Association to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

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

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1997, the Association had no NOL carryforwards for federal income tax purposes.

         Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum rate of 35%. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

         Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Association.

         The Association's federal income tax returns for the tax years ended December 31, 1994 forward are open under the statute of limitations and are subject to review by the IRS.

State Taxation

         The Company is subject to the Louisiana Corporation Income Tax based on its Louisiana taxable income, as well as franchise taxes. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction and an allowance for net operating losses, if any. In addition, beginning in 1997, the Association is subject to the Louisiana Shares Tax, which is imposed on the assessed value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of the company's capitalized earnings, plus
(b) 80% of the company's taxable stockholders' equity, and to subtract from that figure 50% of the company's real and personal property assessment. Various items may also be subtracted in calculating a company's capitalized earnings.

Item 2. Description of Property.

         At December 31, 1997, the Company and the Association conducted their business from the Association's main office and one branch office in the New Orleans, Louisiana area. The following table sets forth the net book value (including furnishings and equipment) and certain other information with respect to the offices and other properties of the Company at December 31, 1997.

                                                   Net  Book
                                     Value of      Amount of
Description/Address               Leased/Owned     Property       Deposits
-------------------               ------------     --------       --------
                                                         (In thousands)
Main Office:
# 1 Westbank Expressway
New Orleans, Louisiana 70114        Leased           $ 60          $20,144

Branch Office:
2021 Carol Sue Avenue
Terrytown, Louisiana  70056         Owned             173           15,390
                                                     ----          -------
    Total                                            $233          $35,534
                                                     ====          =======


Item 3. Legal Proceedings.

         The Company and the Association are involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the consolidated financial condition and results of operations of the Company. In addition, see Note BB of Notes to Consolidated Financial Statements in the Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters.

         The  information   required  herein,  to  the  extent  applicable,   is
incorporated by reference from the inside front cover page of the Company's 1997 Annual Report.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The information required herein is incorporated by reference from pages 37 to 46 of the 1997 Annual Report.

Item 7.  Financial Statements.

         The information required herein is incorporated by reference from pages 1 to 36 of the 1997 Annual Report.

Item 8.  Changes in and Disagreements With Accountants on Accounting and
               Financial  Disclosure.

         Not applicable.

PART III.

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
Compliance with Section 16(a) of the Exchange Act.

         The information required herein is incorporated by reference from pages 2, 3, 5, 6, and 7 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on April 29, 1998, which will be filed on or about April 7, 1997 ("Definitive Proxy Statement").

Item 10. Executive Compensation.

         The information required herein is incorporated by reference from pages 8 to 11 the Definitive Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The information required herein is incorporated by reference from pages 6 to 7 the Definitive Proxy Statement.

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

Item 13.  Exhibits, List and Reports on Form 8-K.

         (a)   Documents Filed as Part of this Report

         (1) The following financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

                  Independent Auditor's Report
                  Consolidated  Statements of Financial Condition as of December
                      31, 1997 and 1996
                  Consolidated  Statements  of  Operations  for the Years  Ended
                      December 31, 1997 and 1996
                  Consolidated Statements of Changes in Stockholders' Equity for
                      the Years Ended December 31, 1997 and 1996
                  Consolidated  Statements  of Cash  Flows for the  Years  Ended
                      December 31, 1997 and 1996
                  Notes to Consolidated Financial Statements

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

                                  Exhibit Index


 2.1*       Plan of Conversion
 3.1*       Articles of Incorporation of Algiers Bancorp, Inc.
 3.2*       Bylaws of Algiers Bancorp, Inc.
 4.1*       Stock Certificate of Algiers Bancorp, Inc.
10.1*       Employment Agreement among Algiers Bancorp, Inc.,
                  Algiers Homestead Association and Hugh E.
                  Humphrey, Jr., dated July 8, 1996
10.2*       Employment Agreement among Algiers Bancorp, Inc.,
                  Algiers Homestead Association and Dennis J.
                  McCluer, dated July 8, 1996
10.3**      Employment Agreement among Algiers Bancorp, Inc.,
                  Algiers Homestead Association and Hugh E.
                  Humphrey, III, dated July 8, 1996
10.4*       Lease for main office building
13.0        1997 Annual Report to Stockholders
21.0        Subsidiaries of the Registrant - Reference is made to Item 2.
                  "Business" for the required information
27.0        Financial Data Schedule


(*) Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-2770) filed by the Company with the SEC on March 26, 1996, as subsequently amended. (**) Incorporated herein by reference from the Company's Form 10-KSB for the year ended December 31, 1996.

           (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ALGIERS BANCORP, INC.


                                              By:   /s/Hugh E. Humphrey, Jr.
                                                    ------------------------
                                                    Hugh E. Humphrey, Jr.
                                                    Chairman of the Board,
                                                    President
                                                    and  Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                              Title                              Date
----                                              -----                              ----
/s/ Hugh E  Humphrey, Jr.                Chairman of the Board, President       April 3,  1998
-------------------------                and  Chief Executive Officer
Hugh E. Humphrey, Jr.


/s/ Thu Dang                             Director                               April 3,  1998
------------
Thu Dang


/s/ John H. Gary, III                    Director                               April 3, 1998
---------------------
John H. Gary, III


/s/ Thomas L. Arnold, Sr.                Director                               April 3,  1998
-------------------------
Thomas L. Arnold, Sr.


/s/ Hugh E. Humphrey,  III               Director                               April 3,  1998
--------------------------
Hugh E. Humphrey, III


/s/ Dennis J. McCluer                    Vice President and Chief Operating     April 3,  1998
---------------------                    Officer
Dennis J. McCluer


/s/ Francis M. Minor, Jr.                Chief Financial Officer                April 3,  1998
------------------------
Francis M.  Minor, Jr.

                                       42