Form 10QSB
period 1998-03-31
ALGIERS BANCORP INC
filed 1998-05-21
CIK 1011296

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

Shares of common stock, par value $.01 per share, outstanding as of April 8, 1998: 584,842

Transitional Small Business Disclosure Format (check one): Yes [  ]   No [ X ]

                              Algiers Bancorp, Inc.
                                   Form 10-QSB
                          Quarter Ended March 31, 1998

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 - Financial Statements

Consolidated Statements Of Financial Condition (Unaudited)
At March 31, 1998 and December 31, 1997................................  Page 3

Consolidated Statements Of Income (Unaudited) For the Three
Months Ended March 31, 1998 and 1997...................................       5

Consolidated Statements Of Cash Flows (Unaudited) For the
Three Months Ended March 31, 1998 and 1997...............................     7

Notes to Consolidated Financial Statements...............................     9

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations....................................................    11

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...............................................    14

Item 2 - Changes in Securities...........................................    14

Item 3 - Defaults Upon Senior Securities.................................    14

Item 4 - Submission of Matters to a Vote of Security-Holders.............    14

Item 5 - Other Information...............................................    14

Item 6 - Exhibits and Reports on Form 8-K................................    14

Signatures...............................................................    15

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                              March 31,   December 31,
                                                                1998          1997
                                                             ----------   ------------
                                                             (Unaudited)
                                                                 (In Thousands)
Cash and Cash Equivalents ................................     $   842     $   482
Interest-Bearing Deposits in Other Banks .................       2,065       2,073
Investments Available-for-Sale - at Fair Value ...........       5,633       4,087
Loans Receivable - Net ...................................       9,736       9,198
Mortgage-Backed Securities - Available-for-Sale -
            at Fair Value ................................       5,970       6,615
Mortgage-Backed Securities - Held-to-Maturity - Fair Value
            of $20,832 and $21,580, respectively .........      21,003      21,830
Stock in Federal Home Loan Bank ..........................         490         483
Accrued Interest Receivable ..............................         269         269
Real Estate Owned - Net ..................................          63        --
Office Properties and Equipment, at Cost - Furniture,
            Fixtures and Equipment, Less Accumulated
            Depreciation of $215  and $212,  respectively          264         253
Investment in Subsidiary .................................          18        --
Accounts Receivable ......................................          92        --
Deferred Charges .........................................          50          19
Other Assets .............................................          60           3
                                                               -------     -------

                                  Total Assets ...........     $46,555     $45,312
                                                               =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                             March 31,   December 31,
                                                               1998          1997
                                                            ----------   ------------
           LIABILITIES                                     (Unaudited)
                                                                 (In Thousands)

Deposits ...............................................     $ 36,787      $ 35,534
Advance Payments from Borrowers for
    Insurance and Taxes ................................           71           112
Accured Interest Payable on Depositors' Accounts .......            3             1
Dividends Payable ......................................           31            31
Deferred Tax Liability .................................           20            28
Income Taxes Payable ...................................           42            17
Other Liabilities ......................................          147            53
                                                             --------      --------

           Total Liabilities ...........................       37,101        35,776
                                                             --------      --------

           STOCKHOLDERS' EQUITY

Stockholders' Equity
    Common Stock, $.01 Par Value; Authorized
        10,000,000 Shares, 648,025  Issued Shares ......            6             6
    Treasury Stock, 32,401 shares , at cost ............         (570)         (472)
    Paid-in Capital in Excess of Par ...................        6,129         6,122
Retained Earnings ......................................        4,319         4,299
Unrealized Gain (Loss) on Securities Available-for-Sale,
    Net of Applicable Deferred Income Tax ..............          (12)           14
                                                             --------      --------
                                                                9,872         9,969
           Less: Unearned ESOP Shares ..................         (418)         (433)
                                                             --------      --------

           Total Stockholders' Equity ..................        9,454         9,536
                                                             --------      --------

           Total Liabilities and Stockholders' Equity ..     $ 46,555      $ 45,312
                                                             ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months Ended
                                                             March 31,    March 31,
                                                               1998         1997
                                                               ----         ----
                                                           (Unaudited)  (Unaudited)
                                                                 (In Thousands)
INTEREST INCOME
    Loans ............................................         $228         $190
    Mortgage-Backed Securities .......................          431          523
    Investment Securities ............................           94           71
    Other Interest-Earning Assets ....................           39           27
                                                               ----         ----

           Total Interest Income .....................          792          811
                                                               ----         ----

INTEREST EXPENSE
    Deposits .........................................          429          427
    FHLB Advances ....................................          --            13
                                                               ----         ----

           Total Interest Expense ....................          429          440
                                                               ----         ----

NET INTEREST INCOME BEFORE
    PROVISION  FOR  LOAN LOSSES ......................          363          371

PROVISION FOR LOAN LOSSES ............................          --           --
                                                               ----         ----

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES ........................          363          371
                                                               ----         ----

NON-INTEREST INCOME
    Gain - Sale of Investments .......................           15            1
    Service Charges and Fees .........................           14           17
    Recapture of Allowance on GIC Bonds ..............          --            20
    Miscellaneous Income .............................            3            3
                                                               ----         ----

           Total Non-Interest Income .................           32           41
                                                               ----         ----

                          (Continued on Following Page)
The accompanying notes are an integral part of these consolidated financial statements.

                       ALGIERS BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME

                                                           Three Months Ended
                                                         March 31,      March 31,
                                                           1998            1997
                                                           ----            ----
                                                        (Unaudited)    (Unaudited)
                                                      (In Thousands)  (In Thousands)
NON-INTEREST EXPENSES
   Compensation and Benefits .......................        $ 163         $ 186
   Occupancy and Equipment .........................           48            44
   Computer ........................................           18            11
   Deposit Insurance Premium .......................            6             1
   Professional Services ...........................           28            37
   FHLB Service Charges ............................            9             5
   Real Estate Owned Expenses ......................            1             1
   (Recovery of) Provision for Losses on
      Real Estate Owned ............................           (4)         --
   Other ...........................................           49            28
                                                            -----         -----

      Total Non-Interest Expense ...................          318           313
                                                            -----         -----

INCOME  BEFORE FEDERAL
   INCOME TAX EXPENSE ..............................           77            99

FEDERAL INCOME TAX EXPENSE .........................           26            37
                                                            -----         -----

NET INCOME .........................................           51            62

OTHER COMPREHENSIVE INCOME-
   NET OF INCOME TAX

   Unrealized Gains (Losses) on Securities .........          (26)          (33)
                                                            -----         -----

COMPREHENSIVE INCOME ...............................        $  25         $  29
                                                            =====         =====

EARNINGS PER SHARE
   Basic ...........................................        $0.09         $0.10
                                                            =====         =====
   Fully Diluted ...................................        $0.09         $0.10
                                                            =====         =====

The accompanying notes are an integral part of these consolidated financial statements.

                               ALGIERS BANCORP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended
                                                                              March 31,   March 31,
                                                                                1998         1997
                                                                              -------      -------
                                                                            (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES                                              (In Thousands)
    Net Income ..........................................................     $    51      $    62
    Adjustments to Reconcile Net Income to Net
        Cash Provided by Operating Activities:
           Depreciation and Amortization ................................           5            6
           Premium Amortization Net of Discount Accretion ...............          13          (21)
           Stock Dividend - FHLB ........................................          (7)          (6)
           Gain on Sale of Investments ..................................         (15)          (1)
           ESOP Expense .................................................          22           18
           Increase in Accrued Interest Payable .........................           2            3
           Increase  in Other Liabilities ...............................          94            4
           Decrease (Increase) in Accrued Interest Receivable ...........        --            (21)
           Increase in Income Tax Payable ...............................          25         --
           Recapture of Provsiion for Real Estate Owned .................          (4)        --
           (Increase) in Real Estate Owned ..............................         (63)        --
           (Increase) Decrease in Other Assets ..........................         (57)           4
           (Increase)  in Deferred Loan Fees ............................         (18)        --
           (Increase)  in Deferred Charges ..............................         (31)         (13)
           (Increase) in Accounts Receivable ............................         (92)
           Decrease in Prepaid Income Taxes .............................        --              9
           Decrease in Deferred Income Taxes ............................        --             57
                                                                              -------      -------
              Net Cash (Used In) Provided by Operating Activities .......         (75)         101
                                                                              -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities of Investment Securities - Held-to-Maturity ..............        --            625
    Purchase of Investment Securities - Available-for-Sale ..............      (2,950)        --
    Maturities of Investment Securities - Available-for-Sale ............       1,404          325
    Purchases of Mortgage- Backed Securities - Held-to-Maturity .........        --           (184)
    Maturities of Mortgage- Backed Securities - Held-to-Maturity ........         814          536
    Purchases of Mortgage- Backed Securities - Available-for-Sale .......        --           (489)
    Maturities of Mortgage-Backed Securities - Available-for-Sale .......         225          302
    Proceeds from Sale of Mortgage Backed Securities - Available-for-Sale         401         --
    Principal Collected on Loans ........................................         254          398
    Loans Made to Customers .............................................        (774)        (359)
    Purchase of Furniture and Fixtures ..................................         (16)         (17)
    Proceeds from Sales of Foreclosed Real Estate .......................           4         --
    (Increase) in Investment in Subsidiary ..............................         (18)        --
                                                                              -------      -------
              Net Cash Provided by (Used In) Investing Activities .......        (656)       1,137
                                                                              -------      -------

The accompanying notes are an integral part of these consolidated financial statements.

                                  ALGIERS BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Three Months Ended
                                                                                    March 31,    March 31,
                                                                                      1998         1997
                                                                                    -------      --------
                                                                                   (Unaudited)  (Unaudited)
                                                                                        (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
    Net Increase (Decrease) in Deposits .......................................     $ 1,253      $  (498)
    Net Increase (Decrease) in Advances from
        Borrowers for Taxes and Insurance .....................................         (41)         (92)
    Repayment of Federal Home Loan Advance ....................................        --           (500)
    Purchase of Treasury Stock ................................................         (98)        --
    Dividends Paid on Common Stock ............................................         (31)         (32)
                                                                                    -------      -------
              Net Cash Provided by  (Used in) Financing Activities ............       1,083       (1,122)
                                                                                    -------      -------

NET INCREASE IN CASH AND CASH EQUIVALENTS .....................................         352          116

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR .................................       2,555        1,722
                                                                                    -------      -------


CASH AND CASH EQUIVALENTS - END OF YEAR .......................................     $ 2,907      $ 1,838
                                                                                    =======      =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
        Interest ..............................................................     $   138      $   116
        Income Taxes ..........................................................     $    92      $    21

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
        Dividends Declared ....................................................     $    31      $    31

The accompanying notes are an integral part of these consolidated financial statements.

                             Algiers Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 1998

Note 1 - Basis of Presentation -

         The accompanying consolidated financial statements for the three months ended March 31, 1998 include the accounts of Algiers Bancorp, Inc. (the "Company"), its wholly owned subsidiary, Algiers Homestead Association (the "Association") and its 51% owned subsidiary, Algiers.Com, Inc., L.L.C. ("ACI"). Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation. ACI owns a 51% interest in Planet Mortgage, Inc., L.L.C. that is engaged in the formation of an Internet site for the solicitation of mortgage loans and the sale of advertising space to real estate related companies on its Internet site. No income or expense for the activities of ACI are reflected in the financial statements included herewith.

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

         The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

Note 2-Available for Sale Securities-

         Investments and mortgage-backed securities available-for-sale at March 31,1998 are summarized as follows (in thousands):

                                                  March 31,1998
                                  ----------------------------------------------
                                                Gross         Gross
                                  Amortized    Unrealized   Unrealized     Fair
                                    Cost        Gains         Losses       Value
Investments ................       $5,640       $ --         $    7       $5,633
                                   ======       ======       ======       ======


GNMA Certificates ..........       $  460       $    9       $    1       $  468
FNMA Certificates ..........        4,389           81           36        4,434
FHLMC Certificates .........        1,075           10           17        1,068
                                   ------       ------       ------       ------
                                   $5,924       $  100       $   54       $5,970
                                   ======       ======       ======       ======

Note 3 - Employee Stock Ownership Plan-

         The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least one year of service with the Company. The ESOP shares initially were pledged as collateral for the ESOP debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholders' equity as unearned ESOP shares in the accompanying Consolidated Statements of Financial Condition.

         As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $22,000 for the three months ended March 31, 1998 based on the annual release of shares.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion compares the consolidated financial condition of Algiers Bancorp, Inc. and Subsidiaries at March 31, 1998 to December 31, 1997 and the results of operations for the three months ended March 31, 1998 with the same period in 1997. Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

         This quarterly report includes statements that may constitute forward-looking statements, usually containing the words "believe," "estimate," "project," "expect," "intend" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); and other risks detailed in this quarterly report and in the Company's other public filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Changes in Financial Condition

         Total assets increased $1.3 million or 2.9% from $45.3 million at December 31, 1997 to $46.6 million at March 31, 1998. The increase in assets is primarily due to an increase in deposits, loans and investment securities.

         Interest-earning deposits in other banks and investments was $6.2 million at December 31, 1997 and $7.7 million at March 31, 1998. These assets currently provide a higher yield than mortgage-backed securities and have shorter maturities.

         The mortgage-backed securities portfolio decreased $1.4 million or 4.9% from $28.4 million at December 31, 1997 to $27.0 million at March 31, 1998, as the amount of mortgage-backed securities maturing and sold exceeded the amount purchased. Mortgage-backed securities amounted to $27.0 million or 58.0% of total assets at March 31, 1998, compared to $28.4 million or 62.7% of total assets at December 31, 1997.

         Due to an increase in the demand for single-family mortgage loans in the Association's market area, the loan portfolio increased over the past three months from $9.2 million at December 31, 1997 to $9.7 million at March 31, 1998.

         Total deposits increased $1.3 million or 3.7% to $36.8 million at March 31, 1998 from $35.5 million at December 31, 1997.

         Total stockholders' equity declined slightly during the past three months. Net income of $51,000, a $7,000 increase in additional paid-in capital and a $26,000 increase in the reserve for unrealized loss on securities available-for-sale increased equity during the period, but these items were offset by a $31,000 dividend paid, a $31,000 dividend declared on common stock and the purchase of $98,000 of treasury stock. Stockholders' equity at March 31, 1998 totaled $9.45 million compared to $9.54 million at December 31, 1997.

Results of Operations

         The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage-backed securities, loans and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. In each of the three months ended March 31, 1998 and 1997, net interest income before provision for loan losses was more than total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, federal insurance premiums, and miscellaneous other expenses.

         The Company's net income decreased by $11,000 or 17.7% in the three months ended March 31, 1998 from the three months ended March 31, 1997. The decrease was due to a decrease of $8,000 or 2.2% in net interest income, a decrease of $9,000 or 22.0% in non-interest income, and an increase of $5,000 or 1.6% in non-interest expense which factors were partially offset by a decrease of $11,000 or 29.7% in income tax expense.

         Total interest income decreased by $19,000 or 2.3% during the three months ending March 31, 1998 compared to the three months ending March 31, 1997, due to a $1.6 million or 3.6% decrease in average interest-earning assets. The decrease in the average balance was primarily due the pay off of a $1.0 million advance from the Federal Home Loan Bank, a reduction in the Association's deposit accounts of $650,000, the Company's repurchase of $334,000 of common stock since the first quarter of 1997 and the payment of dividends on common stock of $126,000, partially offset by an increase in the average yield on interest-earning assets from 7.32% in the first quarter of 1997 to 7.36% in the first quarter of 1998. Total interest expense decreased by $11,000 or 2.5% in the three months ending March 31, 1998 compared to the three months ending March 31, 1997, primarily due to decreases in FHLB advances of $500,000 and in average deposits of $361,000 or .10% in the first three months of 1998 over the comparable 1997 period. In addition, the average rate on interest-bearing liabilities increased to 4.76% from 4.68% over the same period.

         The decreased net interest income of $8,000 was due to a decrease of $3.0 million or 6.8% in net average interest-earning assets in the three months ending March 31, 1998 over the comparable 1997 period and, to a lesser extent, a decrease in the average interest rate spread from 2.64% in the three months ending March 31, 1997 to 2.60% in the three months ending March 31, 1998. The decreased yield on assets was primarily due to a decrease of $3.0 million in average interest-earning assets. In the three months ending March 31, 1998, the Company used a portion of its maturing mortgage-backed securities and interest-earning deposits in other banks to fund the repurchase of its outstanding common stock for $334,000. The average rate on deposits decreased from 4.68% during the first three months of 1997 to 4.76% during the first three months of 1998.

          The Association had no provision or credit for loan losses in the three months ended March 31, 1998 and 1997. Total non-performing loans at March 31, 1998 was $629,000 compared to $636,000 at December 31, 1997, and the allowance for loan losses at March 31, 1998 was $505,000 compared to $485,000 at December 31, 1997 due to a reduction in the specific reserve for real estate owned.

         The decrease in non-interest income in the three months ended March 31, 1998 was due to a decrease of $20,000 in recapture of allowance on GIC bonds and a decrease of $3,000 in service charges and fees, offset by an increase of $14,000 in gain on sale of investments.

         The $5,000 increase in total non-interest expense in the three months ended March 31, 1998 was due to a $21,000 increase in other operating expenses, a $7,000 increase in computer expenses, a $5,000 increase in deposit insurance premiums, a $4,000 increase in occupancy and equipment expense, and a $4,000 increase in FHLB service charges, partially offset by a $23,000 decrease in compensation expense, a $9,000 decrease in professional services, and a $4,000 recovery of provision for losses on real estate owned.

         The $11,000 or 3.0% decrease in income tax expense was primarily due to a decrease of $22,000 or 22.2% in pre-tax income for the three months ended March 31, 1998 from the comparable 1997 quarter.

Liquidity and Capital Resources

         The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At March 31, 1998, the Association's liquidity was 19.9% or $5.6 million in excess of the minimum OTS requirement of 4%.

         The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0%, and 8.0%, respectively. At March 31, 1998, the Association's tangible and core capital both amounted to $7.3 million or 16.24% of adjusted total assets of $44.7 million, and the Association's risk-based capital amounted to $7.4 million or 53.19% of adjusted risk-weighted assets of $12.1 million.

         As of March 31, 1998, the Association's unaudited regulatory capital requirements are as indicated in the following table:

                                             TANGIBLE      CORE        RISK-BASED
                                             CAPITAL       CAPITAL       CAPITAL
                                             -------       -------       -------
                                                    (Dollars in Thousands)
GAAP Capital .........................       $7,260        $7,260        $7,260

Additional Capital Items:
  General Valuation Allowances .......         --            --             149
                                             ------        ------        ------

Regulatory Capital ...................        7,260         7,260         7,409


Minimum Capital Requirement ..........          671         1,788           969
                                             ------        ------        ------

Regulatory Capital Excess ............       $6,589        $5,472        $6,440
                                             ======        ======        ======

Regulatory Capital as a
  Percentage .........................        16.24%        16.24%        61.19%

Minimum Capital Required
  as a Percentage ....................         1.50%         3.00%         8.00%
                                             ------        ------        ------
Regulatory Capital as a
  Percentage in Excess
    of Requirements ..................        14.74%        13.24%        53.19%
                                             ======        ======        ======

         Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at March 31, 1998. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings.

The Year 2000

         The Company is currently addressing the computer and data processing issues relating to the Year 2000. Management has completed the assessment phase and certain hardware and software, which is not Year 2000 compliant, have been identified which will have to be replaced at a cost of approximately $15,000. In addition, the Association's on-line data processor will be changed before the end of the current year, the cost of which will be approximately $20,000 for additional training . It is Management's opinion that issues related to the Year 2000 are not likely to have a material adverse effect on the Company's liquidity, capital resources or results of operations.

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

         On October 15, 1997, the Company received permission from the OTS to repurchase up to 30,781 shares or 5.0% of the Company's outstanding common stock. Several purchases of the Company's common stock were made and the 5% repurchase was completed on April 3, 1998. The Company has 584,842 shares of common stock outstanding as of April 8, 1998.

                              Algiers Bancorp, Inc.
                                   Form 10-QSB
                          Quarter Ended March 31, 1998

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

Item 6 - Exhibits and Reports on Form 8-K:
                  (a) The following exhibit is filed herewith:



              EXHIBIT NO.                  DESCRIPTION
              -----------                  -----------
                 27.1                 Financial Data Schedule

                  (b) Reports on Form 8-K:


         No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  ALGIERS BANCORP, INC.
                                                         Registrant


Date:  May 12, 1998                           By:/s/Hugh E. Humphrey, Jr.
                                                 ------------------------
                                                 Hugh E. Humphrey, Jr., Chairman
                                                 of the Board, President and
                                                 Chief Executive Officer



Date:  May 12, 1998                           By:/s/Dennis J. McCluer
                                                 --------------------
                                                 Dennis J. McCluer
                                                 Vice President




Date: May 12, 1998                            By:/s/Francis Minor, Jr.
                                                 ---------------------
                                                 Francis Minor, Jr.
                                                 Chief Financial Officer