Form 10QSB
period 1998-06-30
ALGIERS BANCORP INC
filed 1998-08-14
CIK 1011296

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Shares of common stock, par value $.01 per share, outstanding as of June 30, 1998: 584,842

Transitional Small Business Disclosure Format (check one): Yes [  ]   No [ X ]

                              Algiers Bancorp, Inc.
                                   Form 10-QSB
                           Quarter Ended June 30, 1998

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 - Financial Statements

Consolidated Statements Of Financial Condition (Unaudited)
At June 30, 1998 and December 31, 1997....................... Page 3

Consolidated Statements Of Income (Unaudited) For the Three and
Six Months Ended June 30, 1998 and 1997........................    5

Consolidated Statements Of Cash Flows (Unaudited) For the
Six Months Ended June 30, 1998 and 1997........................    7

Notes to Consolidated Financial Statements.....................    9

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................    11

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.....................................    15

Item 2 - Changes in Securities.................................    15

Item 3 - Defaults Upon Senior Securities.......................    15

Item 4 - Submission of Matters to a Vote of Security-Holders...    15

Item 5 - Other Information.....................................    15

Item 6 - Exhibits and Reports on Form 8-K......................    15

Signatures.....................................................    16

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS
                                                               June 30,  December 31,
                                                                 1998        1997
                                                               -------     -------
                                                             (Unaudited)
                                                                  (In Thousands)

Cash and Cash Equivalents                                      $   522     $   482
Interest-Bearing Deposits in Other Banks                         1,750       2,073
Investments Available-for-Sale - at Fair Value (Note 2)          7,729       4,087
Loans Receivable - Net                                          10,386       9,198
Mortgage-Backed Securities - Available-for-Sale -
  at Fair Value (Note 2)                                         4,640       6,615
Mortgage-Backed Securities - Held-to-Maturity - Fair Value
  of $19,709 and $21,580, respectively                          19,833      21,830
Stock in Federal Home Loan Bank                                    497         483
Accrued Interest Receivable                                        377         269
Real Estate Owned - Net                                            105        --
Office Properties and Equipment, at Cost - Furniture,
  Fixtures and Equipment, Less Accumulated
  Depreciation of $220 and $212, respectively                      332         253
Investment in Subsidiary                                            79        --
Accounts Receivable                                                 92        --
Deferred Charges                                                  --            19
Other Assets                                                        44           3
                                                               -------     -------

                                      Total Assets             $46,386     $45,312
                                                               =======     =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              June 30     December 31,
                                                               1998          1997
                                                             --------      --------
          LIABILITIES                                        (Unaudited)
                                                                  (In Thousands)
Deposits                                                     $ 37,049      $ 35,534
Advance Payments from Borrowers for
    Insurance and Taxes                                            92           112
Accured Interest Payable on Depositors' Accounts                    7             1
Dividends Payable                                                  29            31
Deferred Tax Liability                                           --              28
Income Taxes Payable                                               19            17
Other Liabilities                                                  49            53
                                                             --------      --------

          Total Liabilities                                    37,245        35,776
                                                             --------      --------

          STOCKHOLDERS' EQUITY

Stockholders' Equity
    Common Stock, $.01 Par Value; Authorized
       10,000,000 Shares, 648,025  Issued Shares                    6             6
    Treasury Stock, 63,182 shares , at cost                      (904)         (472)
    Paid-in Capital in Excess of Par                            6,135         6,122
Retained Earnings                                               4,339         4,299
Unrealized Gain (Loss) on Securities Available-for-Sale,
    Net of Applicable Deferred Income Tax                         (32)           14
                                                             --------      --------
                                                                9,544         9,969
          Less: Unearned ESOP Shares                             (403)         (433)
                                                             --------      --------

          Total Stockholders' Equity                            9,141         9,536
                                                             --------      --------

          Total Liabilities and Stockholders' Equity         $ 46,386      $ 45,312
                                                             ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                             Three Months Ended             Six Months Ended
                                           June 30        June 30        June 30         June 30
                                             1998           1997           1998           1997
                                            ------         ------         ------         ------
                                         (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)
                                                (In Thousands)                (In Thousands)
INTEREST INCOME
  Loans                                       $  243         $  191         $  471         $  381
  Mortgage-Backed Securities                     407            538            838          1,061
  Investment Securities                          111           --              205             71
  Other Interest-Earning Assets                   25             14             64             41
                                              ------         ------         ------         ------
         Total Interest Income                   786            743          1,578          1,554
                                              ------         ------         ------         ------
INTEREST EXPENSE
  Deposits                                       447            429            876            856
  FHLB Advances                                 --               15           --               28
                                              ------         ------         ------         ------
         Total Interest Expense                  447            444            876            884
                                              ------         ------         ------         ------
NET INTEREST INCOME BEFORE
  PROVISION  FOR  LOAN LOSSES                    339            299            702            670

PROVISION FOR LOAN LOSSES                       --             --             --             --
                                              ------         ------         ------         ------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                      339            299            702            670
                                              ------         ------         ------         ------
NON INTEREST INCOME
  Gain - Sale of Investments                      16           --               31              1
  Service Charges and Fees                        12             59             26             76
  Recapture of Allowance on GIC Bonds              2             42              2             62
  Recovery of GIC Bonds Previously
      Written Off                               --               54           --               54
  Miscellaneous Income                            14             21             17             24
                                              ------         ------         ------         ------

         Total Non-Interest Income                44            176             76            217
                                              ------         ------         ------         ------

                          (Continued on Following Page)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             ALGIERS BANCORP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Ended           Six Months Ended
                                                            June 30         June 30       June 30        June 30
                                                              1998           1997           1998           1997
                                                             -----          -----          -----          -----
                                                      (Unaudited)        (Unaudited)       (Unaudited)      (Unaudited)
                                                              (In Thousands)                     (In Thousands)
 NON-INTEREST EXPENSES
    Compensation and Benefits                                $ 163          $ 196          $ 295          $ 382
    Occupancy and Equipment                                     48             56             93            100
    Computer                                                    18             12             30             21
    Deposit Insurance Premium                                    6              5             11              6
    Professional Services                                       28             47             67             45
    FHLB Service Charges                                         9              6             12             12
    Real Estate Owned Expenses                                   1              2              2              2
    (Recovery of) Provision for Losses on
      Real Estate Owned                                         (4)          --               (4)          --
    Other                                                       40             34            121            103
                                                             -----          -----          -----          -----
      Total Non-Interest Expense                               309            358            627            671
                                                             -----          -----          -----          -----

 INCOME  BEFORE FEDERAL
    INCOME TAX EXPENSE                                          74            117            151            216

 FEDERAL INCOME TAX EXPENSE                                     20             15             46             52
                                                             -----          -----          -----          -----
 NET INCOME                                                     54            102            105            164

 OTHER COMPREHENSIVE INCOME-
    NET OF INCOME TAX

    Unrealized Gains (Losses) on Securities                    (12)          (130)           (32)           (17)
                                                             =====          =====          =====          =====

 COMPREHENSIVE INCOME                                        $  42          $ (28)         $  73          $ 147
                                                             =====          =====          =====          =====
 EARNINGS PER SHARE
    Basic                                                    $0.09          $0.19          $0.19          $0.29
                                                             =====          =====          =====          =====
    Fully Diluted                                            $0.09          $0.19          $0.19          $0.29
                                                             =====          =====          =====          =====

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   ALGIERS BANCORP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  Six Months Ended
                                                                             June 30           June 30
                                                                               1998              1997
                                                                              -------          -------
                                                                            (Unaudited)      (Unaudited)
                                                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                    $   105          $   164
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
      Depreciation and Amortization                                                 8               16
      Premium Amortization Net of Discount Accretion                                7               63
      Stock Dividend - FHLB                                                       (14)             (13)
      Gain on Sale of Investments                                                 (31)              (1)
      ESOP and  MRP Expense                                                        53               35
      Increase in Accrued Interest Payable                                          6                2
      (Decrease) Increase  in Other Liabilities                                    (4)              45
      Decrease (Increase) in Accrued Interest Receivable                         (108)              33
      Increase in Income Tax Payable                                                2             --
      Decrease in Dividends Payable                                                (2)            --
      (Increase) in Real Estate Owned                                            (105)            --
      (Increase) Decrease in Other Assets                                         (99)               4
      (Increase)  in Deferred Loan Fees                                            (9)             (11)
      Decrease in Deferred Charges                                                 19             --
      (Increase) in Accounts Receivable                                           (92)            --
      Decrease in Prepaid Income Taxes                                           --                (18)
      Decrease in Deferred Income Taxes                                            28               20
                                                                              -------          -------
        Net Cash (Used In) Provided by Operating Activities                      (236)             339
                                                                              -------          -------

Maturities of Investment Securities - Held-to-Maturity                           --                625
Purchase of Investment Securities - Available-for-Sale                         (5,327)            --
Maturities of Investment Securities - Available-for-Sale                        1,685              326
Purchases of Mortgage- Backed Securities - Held-to-Maturity                      --               (185)
Maturities of Mortgage- Backed Securities - Held-to-Maturity                    1,966            1,123
Purchases of Mortgage- Backed Securities - Available-for-Sale                    --               (490)
Maturities of Mortgage-Backed Securities - Available-for-Sale                     851              823
Proceeds from Sale of Mortgage Backed Securities - Available-for-Sale           1,163            1,464
Principal Collected on Loans                                                    1,695              711
Loans Made to Customers                                                        (2,947)            (887)
Purchase of Furniture and Fixtures                                                (87)             (27)
(Increase) in Investment in Subsidiary                                            (79)            --
                                                                              -------          -------
        Net Cash Provided by (Used In) Investing Activities                    (1,080)           3,483
                                                                              -------          -------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   ALGIERS BANCORP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                             Six Months Ended
                                                                         June 30          June 30
                                                                           1998             1997
                                                                         -------          -------
                                                                       (Unaudited)      (Unaudited)
                                                                               (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
    Net Increase (Decrease) in Deposits                                  $ 1,515          $  (612)
    Net Decrease in Advances from
       Borrowers for Taxes and Insurance                                     (20)             (79)
    Repayment of Federal Home Loan Advance                                  --             (1,500)
    Purchase of Treasury Stock                                              (432)            (451)
    Dividends Paid on Common Stock                                           (30)             (31)
                                                                         -------          -------
            Net Cash Provided by  (Used in) Financing Activities           1,033           (2,673)
                                                                         -------          -------

NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                                   (283)           1,149

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                              2,555            1,722
                                                                         -------          -------


CASH AND CASH EQUIVALENTS - END OF YEAR                                  $ 2,272          $ 2,871
                                                                         =======          =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Paid During the Year for:
       Interest                                                          $   266          $   236
       Income Taxes                                                      $    20          $    38

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
       Dividends Declared                                                $    29          $    31




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             Algiers Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 1998

Note 1 - Basis of Presentation -

         The accompanying consolidated financial statements for the three and six months ended June 30, 1998 include the accounts of Algiers Bancorp, Inc. (the "Company"), its wholly owned subsidiary, Algiers Homestead Association (the "Association") and its wholly-owned subsidiary, Algiers.Com, Inc., L.L.C. ("ACI"). Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation. ACI owns a 51% interest in Planet Mortgage, Inc., L.L.C. that is engaged in the formation of an Internet site for the solicitation of mortgage loans and the sale of advertising space to real estate related companies. No income or expense for the activities of ACI was incurred during this quarter. It is anticipated that the web site will be functional in the fourth quarter of 1998.

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

         The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

Note 2-Available for Sale Securities-

         Investments and mortgage-backed securities available-for-sale at June 30, 1998 are summarized as follows (in thousands):

                                                   June 30, 1998
                                  ----------------------------------------------
                                                 Gross       Gross
                                  Amortized   Unrealized   Unrealized     Fair
                                    Cost         Gains       Losses       Value
                                   ------       -------       -----       ------
Investments                        $7,738       $  --         $   9       $7,729
                                   ======       =======       =====       ======

GNMA Certificates                  $  407       $  --         $   1       $  406
FNMA Certificates                   3,286          --           (19)       3,267
FHLMC Certificates                    929            38        --            967
                                   ------       -------       -----       ------
                                   $4,622       $    38       $ (18)      $4,640
                                   ======       =======       =====       ======

                                                 December 31, 1997
                                  ----------------------------------------------
                                                 Gross       Gross
                                  Amortized   Unrealized   Unrealized     Fair
                                    Cost         Gains       Losses       Value
                                   ------       -------       -----       ------
Investments                        $4,093       $    11       $  17       $4,087
                                   ======       =======       =====       ======

GNMA Certificates                  $  502       $     9       $   1       $  510
FNMA Certificates                   4,902            96          35        4,963
FHLMC Certificates                  1,132            18           8        1,142
                                   ------       -------       -----       ------
                                  $ 6,536       $   123       $  44       $6,615
                                   ======       =======       =====       ======

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

         As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $38,000 and $35,000 for the six months ended June 30, 1998 and 1997, respectively, based on the annual release of shares.

Note 4 - Management Recognition Plan-

         On July 18, 1997, the Company established the 1997 Recognition and Retention Plan as an incentive to retain personnel of experience and ability in key positions. A total of 25,921 shares of stock of the Company will be acquired by the Plan

         Plan share awards are earned by recipients at a rate of 20% of the aggregate number of shares awarded by the plan over five years. If the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of a plan share award for any reason other than death, disability or retirement, the recipient shall forfeit the right to any shares subject to the award which have not been earned. During the six months ended June 30, 1998, a total of 4,502 shares were awarded under the Plan. Those shares will be taken from the treasury stock the Company currently owns until such time as the total number of shares under the Plan can be purchased. For the six months ended June 30, 1998, $15,000 was included in compensation expense for the shares awarded under the Plan in 1998.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion compares the consolidated financial condition of Algiers Bancorp, Inc. and Subsidiaries at June 30, 1998 to December 31, 1997 and the results of operations for the three and six months ended June 30, 1998 with the same periods in 1997. Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in Financial Condition

         Total assets increased $1.1 million or 2.4% from $45.3 million at December 31, 1997 to $46.4 million at June 30, 1998. The increase in assets is primarily due to an increase in deposits, loans and investment securities available for sale.

         Interest-earning deposits in other banks and investments was $9.5 million at June 30, 1998 and $6.2 million at December 31, 1997. This increase was due to the purchase of $5.3 million of investment securities during the six months ending June 30, 1998. These assets currently provide a higher yield than mortgage-backed securities and have shorter maturities.

         The mortgage-backed securities portfolio decreased $4.0 million or 14.0% from $28.4 million at December 31, 1997 to $24.5 million at June 30, 1998, as the amount of mortgage-backed securities maturing increased and no new mortgage-backed securities were purchased. Mortgage-backed securities amounted to $24.5 million or 52.8% of total assets at June 30, 1998, compared to $28.4 million or 62.7% of total assets at December 31, 1997.

         Due to an increase in the demand for single-family mortgage loans in the Association's market area, the loan portfolio increased $1.2 million or 13.0% over the past six months from $9.2 million at December 31, 1997 to $10.4 million at June 30, 1998.

         Total deposits increased $1.5 million or 4.2% to $37.0 million at June 30, 1998 from $35.5 million at December 31, 1997. The increase was primarily in certificate of deposit accounts.

         Total stockholders' equity declined by $395,000 during the past six months. Net income was $105,000, and additional paid -in capital increased by $13,000, but these items were offset by the purchase of $432,000 of treasury stock, a $32,000 increase in the reserve for unrealized loss on securities available-for-sale during the period, and a $29,000 dividend declared on common stock. Stockholders' equity at June 30, 1998 totaled $9.14 million or 19.7% of total assets compared to $9.54 million or 21.1% of total assets at December 31, 1997.

Results of Operations

         The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage-backed securities, loans and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. For the six months ended June 30, 1998, net interest income before provision for loan losses was more than total non-interest expense. During the six months ended June 30, 1997, net interest income before provision for loan losses was nominally less than total non-interest expense due to the additional expenses incurred in connection with the benefit plans that were adopted as a result of the conversion to stock. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, federal insurance premiums, and miscellaneous other expenses.

         The Company's net income for the three months ended June 30, 1998 decreased $48,000 or 47.1% compared to the three months ended June 30, 1997. The decrease was due to a decrease of $132,000 or 75.0% in non-interest income, a $3,000 or .7% increase in interest expense, and a $5,000 or 30.0% increase in income taxes partially offset by a decrease of $49,000 or 13.7% in non-interest expenses and an increase of $43,000 or .6% in interest income.

         The Company's net income decreased by $59,000 or 36.0% in the six months ended June 30, 1998 from the six months ended June 30, 1997. The decrease was due to a decrease of $141,000 or 66.0% in non-interest income, which factor was partially offset by an increase of $32,000 or 4.8% in net interest income, a decrease of $44,000 or 6.6% in non-interest expense and a decrease of $6,000 or 11.5% in income tax expense.

         Total interest income increased by $24,000 or 1.5% during the six months ended June 30, 1998 compared to the six months ended June 30, 1997, due to an increase in the average yield on interest-earning assets from 6.77% in the first six months of 1997 to 7.05% in the first six months of 1998. The higher yield was partially offset by a $2.5 million or 5.47% decrease in average interest-earning assets. The decrease in the average balance was primarily due to the pay off of a $1.5 million advance from the Federal Home Loan Bank, the Company's repurchase of $432,000 of common stock since the December 31, 1997 and the payment of dividends on common stock of $60,000. Total interest expense decreased by $8,000 or 9.0% in the six months ending June 30, 1998 compared to the six months ending June 30, 1997, primarily due to decreases in FHLB advances of $1.5 million and a decrease in average deposits of $435,000 or 1.2% in the first six months of 1998 over the comparable 1997 period. The lower average balance was partially offset by an increase the average rate on interest-bearing liabilities to 4.79% from 4.77% over the same period in 1997.

         The increased net interest income of $32,000 was due to an increase in the average interest rate spread to 2.26% in the first half of 1998 from 2.00% in the first half of 1997. The higher spread was partially offset by a decrease of $435,000 or 1.2% in net average interest-earning assets in the six months ended June 30, 1998 over the comparable 1997 period. The average yield on interest-earning assets increased to 7.05% during the six months ended June 30, 1998 compared to 6.77% during the six months ended June 30, 1997. The increased yield on assets was primarily due to an increase in the average rate earned on investments. In the six months ending June 30, 1998, the Company used a portion of its maturing mortgage-backed securities and interest-earning deposits in other banks to fund the repurchase of $432,000 of its outstanding common stock and to purchase $5.3 million of investments issued by agencies of the U.S. Government. The average rate on deposits increased from 4.77% during the first six months of 1997 to 4.79% during the first six months of 1998.

         During the quarter ended June 30, 1998 compared to the same period of 1997, non-interest income decreased $132,000 due to a decrease of $54,000 in recovery of GIC bonds previously written off, a $47,000 decrease in service charges and fees mostly that were reclassified to interest income, a $40,000 decrease in recapture of allowance on GIC bonds, and a $7,000 decrease in miscellaneous income, partially offset by a $16,000 increase in gain-sale of investments.

         The Association had no provision or credit for loan losses in the six months ended June 30, 1998 and 1997. Total non-performing loans at June 30, 1998 was $511,000 compared to $636,000 at December 31, 1997, and the allowance for loan losses at June 30, 1998 was $445,000 compared to $485,000 at December 31, 1997 attributable to a reduction in the specific reserve for real estate owned due to the sale of property that was fully reserved.

         The decrease in non-interest income in the six months ended June 30, 1998 was due to a decrease of $62,000 in recapture of allowance on GIC bonds, a decrease of $54,000 in recovery of GIC bonds previously written off, and a decrease of $50,000 in service charges and fees, offset by an increase of $31,000 in gain on sale of investments.

         The $44,000 decrease in total non-interest expense in the six months ended June 30, 1998 was due to an $87,000 decrease in compensation expense, a $7,000 decrease in occupancy and equipment expense and a $4,000 recovery of provision for losses on real estate owned partially offset by a $22,000 increase in professional services, an $18,000 increase in other expenses, a $9,000 increase in computer expenses and a $5,000 increase in deposit insurance premiums.

         Total non-interest expense decreased $49,000 in the three months ended June 30, 1998 compared to the three months ended June 30, 1997 due to a $33,000 decrease in compensation expense, a $19,000 decrease in professional services, an $8,000 decrease in occupancy and equipment, a $4,000 decrease in provision for losses on real estate owned, and a $1,000 decrease in real estate owned expenses, partially offset by a $6,000 increase in computer expenses, a $6,000 increase in other expenses, a $3,000 increase in FHLB charges and a $1,000 increase in deposit insurance premiums. The $6,000 increase in other expenses was due to an increase of $30,000 representing a payment made by the Association to settle a labor and personnel dispute, partially offset by a reduction in expenses of the Company's discontinued 70% owned subsidiary Jefferson Community Lending Corporation, L.L.C.

         The $6,000 or 11.5% decrease in income tax expense was primarily due to a decrease of $65,000 or 30.1% in pre-tax income for the six months ended June 30, 1998 from the comparable 1997 period. Net income in the first half of 1997 of $164,000 was reduced by the recovery of GIC bonds previously written off of $62,000 that was non-taxable income.

Liquidity and Capital Resources

         The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 1998, the Association's liquidity was 18.3% or $6.5 million in excess of the minimum OTS requirement of 4%.

         The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0%, and 8.0%, respectively. At June 30, 1998, the Association's tangible and core capital both amounted to $7.3 million or 16.28% of adjusted total assets of $44.0 million, and the Association's risk-based capital amounted to $7.5 million or 60.98% of adjusted risk-weighted assets of $12.3 million.

         As of June 30, 1998, the Association's unaudited regulatory capital requirements are as indicated in the following table:

                                            TANGIBLE        CORE        RISK-BASED
                                             CAPITAL       CAPITAL       CAPITAL
                                             -------       -------       -------
                                                    (Dollars in Thousands)
GAAP Capital                                 $7,309        $7,309        $7,309


Additional Capital Items:
  General Valuation Allowances                 --            --             155
                                             ------        ------        ------

Regulatory Capital                            7,309         7,309         7,464

Minimum Capital Requirement                     901         1,802           983
                                             ------        ------        ------

Regulatory Capital Excess                    $6,408        $5,507        $6,481
                                             ======        ======        ======

Regulatory Capital as a
  Percentage                                  16.28%        16.28%        60.98%

Minimum Capital Required
  as a Percentage                              1.50%         3.00%         8.00%
                                             ------        ------        ------

Regulatory Capital as a
  Percentage in Excess
    of Requirements                           14.78%        13.28%        52.98%
                                             ======        ======        ======

         Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at June 30, 1998. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings.

The Year 2000

         The Company is currently addressing the computer and data processing issues relating to the Year 2000. Management has completed the assessment phase and certain hardware and software, which is not Year 2000 compliant, have been identified which will have to be replaced at a cost of approximately $15,000. In addition, the Association's on-line data processor will be replaced with an in-house system that is Year 2000 compliant, before the end of the current quarter. The additional cost of conversion will be approximately $20,000 for additional training and implementation. As of June 30, 1998 approximately $5,000 has been spent on Year 2000 issues. It is management's opinion that issues related to the Year 2000 are not likely to have a material adverse effect on the Company's liquidity, capital resources or results of operations on a consolidated basis.

Common Stock Repurchase Plan

         On March 12, 1997, the Company received permission from the Office of Thrift Supervision ("OTS") to repurchase up to 32,401 shares or 5.0% of the Company's then outstanding common stock. Pursuant to the plan, the Company purchased 29,901 shares of its common stock on April 1, 1997 and 2,500 shares of its common stock on May 7, 1997. These two purchases have fulfilled the number of shares approved by the OTS.

         On October 15, 1997, the Company received permission from the OTS to repurchase up to 30,781 shares or 5.0% of the Company's then outstanding common stock. Several purchases of the Company's common stock were made and the 5% repurchase was completed on April 3, 1998. The Company has 584,842 shares of common stock outstanding as of April 8, 1998.

                              Algiers Bancorp, Inc.
                                   Form 10-QSB
                           Quarter Ended June 30, 1998

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

Item 4 - Submission of Matters to a Vote of Security Holders:

         At the Annual Meeting of Stockholders held on April 29, 1998, the stockholders of the Company approved each of the proposals as set forth below. The number of shares present at the Annual Meeting in person or by proxy was 422,528. The matters voted upon together with the applicable voting results were as follows (there were no broker non-votes at the meeting):

                                                  FOR                   WITHHOLD
                                                  ---                   --------
1.  Election of Directors
           John Gary, III                       406,528                  16,000
           Thu Dang                             406,528                  16,000

    Hugh E. Humphrey, Jr., Thomas Arnold and Hugh E. Humphrey, III continued as directors.

                                                  FOR                    AGAINST
                                                  ---                    -------

2.  Ratification of appointment
    of LaPorte, Sehrt, Romig and
    Hand as independent auditors.               407,428                  15,500

Item 5 - Other Information:
         There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:
           (a) The following exhibit is filed herewith:

                 EXHIBIT NO.                 DESCRIPTION
                 -----------                 -----------
                   27.1                 Financial Data Schedule

           (b) Reports on Form 8-K:
                No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 ALGIERS BANCORP, INC.
                                                 Registrant


Date:  August 12, 1998                           By:/s/Hugh E. Humphrey, Jr.
                                                 ---------------------------
                                                 Hugh E. Humphrey, Jr., Chairman
                                                   of the Board, President and
                                                   Chief Executive Officer



Date:  August 12, 1998                           By:/s/Dennis J. McCluer
                                                 -----------------------
                                                 Dennis J. McCluer
                                                   Vice President




Date: August 12, 1998                            By:/s/Francis Minor, Jr.
                                                 ------------------------
                                                 Francis Minor, Jr.
                                                   Chief Financial Officer