Form 10QSB
period 1998-09-30
ALGIERS BANCORP INC
filed 1998-11-23
CIK 1011296

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

         Issuer's telephone number, including area code: (504) 367-8222

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [ X ]   No  [   ]

Shares of common stock, par value $.01 per share, outstanding as of September 30, 1998: 584,842

Transitional Small Business Disclosure Format (check one):

                                Yes [ ] No [ X ]

                              Algiers Bancorp, Inc.
                                   Form 10-QSB
                        Quarter Ended September 30, 1998

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 - Financial Statements                                              Page

Consolidated Statements Of Financial Condition (Unaudited)
At September 30, 1998 and December 31, 1997.......................          3

Consolidated Statements Of Income (Unaudited) For the Three and
Nine Months Ended September 30, 1998 and 1997.......................        5

Consolidated Statements Of Cash Flows (Unaudited) For the
Nine Months Ended September 30, 1998 and 1997.......................        7

Notes to Consolidated Financial Statements..........................        9

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations......................................       11

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.........................................        15

Item 2 - Changes in Securities.....................................        15

Item 3 - Defaults Upon Senior Securities...........................        15

Item 4 - Submission of Matters to a Vote of Security-Holders.......        15

Item 5 - Other Information.........................................        15

Item 6 - Exhibits and Reports on Form 8-K..........................        15

Signatures.........................................................        16

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                            September 30, December 31,
                                                                 1998        1997
                                                               -------     -------
                                                             (Unaudited)
                                                                  (In Thousands)

Cash and Cash Equivalents                                      $   448     $   482
Interest-Bearing Deposits in Other Banks                         4,082       2,073
Investments Available-for-Sale - at Fair Value (Note 2)          6,479       4,087
Loans Receivable - Net                                           9,882       9,198
Mortgage-Backed Securities - Available-for-Sale -
  at Fair Value (Note 2)                                        24,903       6,615
Mortgage-Backed Securities - Held-to-Maturity - Fair Value
  of $21,580                                                        --      21,830
Stock in Federal Home Loan Bank                                    490         483
Accrued Interest Receivable                                        390         269
Real Estate Owned - Net                                             62          --
Office Properties and Equipment, at Cost - Furniture,
  Fixtures and Equipment, Less Accumulated
  Depreciation of $224 and $212, respectively                      382         253
Investment in Subsidiary                                           139          --
Accounts Receivable                                                 99          --
Deferred Charges                                                    --          19
Other Assets                                                        89           3
                                                               -------     -------

                                      Total Assets             $47,445     $45,312
                                                               =======     =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           September 30  December 31,
                                                               1998          1997
                                                             --------      --------
          LIABILITIES                                        (Unaudited)
                                                                  (In Thousands)
Deposits                                                     $ 37,945      $ 35,534
Advance Payments from Borrowers for
    Insurance and Taxes                                            91           112
Accured Interest Payable on Depositors' Accounts                   32             1
Dividends Payable                                                  29            31
Deferred Tax Liability                                             28            28
Income Taxes Payable                                               35            17
Other Liabilities                                                  42            53
                                                             --------      --------

          Total Liabilities                                    38,202        35,776
                                                             --------      --------

          STOCKHOLDERS' EQUITY

Stockholders' Equity
    Common Stock, $.01 Par Value; Authorized
       10,000,000 Shares, 648,025  Issued Shares                    6             6
    Treasury Stock, 63,182 shares and 32,401 shares
       respectively, at cost                                     (844)         (472)
    Paid-in Capital in Excess of Par                            6,136         6,122
Retained Earnings                                               4,395         4,299
Unrealized Gain (Loss) on Securities Available-for-Sale,
    Net of Applicable Deferred Income Tax                           3            14
                                                             --------      --------
                                                                9,696         9,969
                                                             --------      --------

          Less: Unearned ESOP Shares                             (405)         (433)
                Unearned MRP Shares                               (48            --
                                                             --------      --------
                                                                 (453)         (433)

          Total Stockholders' Equity                            9,243         9,536
                                                             --------      --------

          Total Liabilities and Stockholders' Equity         $ 47,445      $ 45,312
                                                             ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       ALGIERS BANCORP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME


                                              Three Months Ended             Nine Months Ended
                                         September 30   September 30   September 30  September 30
                                             1998           1997           1998           1997
                                            ------         ------         ------         ------
                                         (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)
                                                (In Thousands)                (In Thousands)
INTEREST INCOME
  Loans                                       $  152         $  197         $  623         $  578
  Mortgage-Backed Securities                     444            479          1,282          1,540
  Investment Securities                          125             90            330            161
  Other Interest-Earning Assets                   39            (10)           103            131
                                              ------         ------         ------         ------
         Total Interest Income                   760            756          2,338          2,310
                                              ------         ------         ------         ------
INTEREST EXPENSE
  Deposits                                       466            434          1,342          1,290
  FHLB Advances                                   --              1             --             29
                                              ------         ------         ------         ------
         Total Interest Expense                  466            435          1,342          1,319
                                              ------         ------         ------         ------
NET INTEREST INCOME BEFORE
  PROVISION  FOR  LOAN LOSSES                    294            321            996            991

PROVISION FOR LOAN LOSSES                         --             --             --             --
                                              ------         ------         ------         ------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                      294            321            996            991
                                              ------         ------         ------         ------
NON INTEREST INCOME
  Gain - Sale of Investments                      --             10             31             11
  Service Charges and Fees                        81             39            107            115
  Recapture of Allowance on GIC Bonds             --             --              2             62
  Recovery of GIC Bonds Previously
      Written Off                                 --             --             --             54
  Miscellaneous Income                            (3)            33             14             57
                                              ------         ------         ------         ------

         Total Non-Interest Income                78             82            154            299
                                              ------         ------         ------         ------

                          (Continued on Following Page)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       ALGIERS BANCORP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Ended           Nine Months Ended
                                                          September 30   September 30    September 30  September 30
                                                              1998           1997           1998           1997
                                                             -----          -----          -----          -----
                                                         (Unaudited)     (Unaudited)    (Unaudited)   (Unaudited)
                                                              (In Thousands)                     (In Thousands)
 NON-INTEREST EXPENSES
    Compensation and Benefits                                $ 125          $ 207          $ 420          $ 589
    Occupancy and Equipment                                     47             48            140            148
    Computer                                                    20              8             50             31
    Deposit Insurance Premium                                    8              6             19             12
    Professional Services                                       19             34             86             89
    FHLB Service Charges                                         2              6             14             18
    Real Estate Owned Expenses                                   3             --              5              2
    (Recovery of) Provision for Losses on
      Real Estate Owned                                         --             --            (10)            --
    Other                                                       48             59            175            151
                                                             -----         ------         ------          -----
      Total Non-Interest Expense                               272            368            899          1,040
                                                             -----         ------         ------          -----

 INCOME  BEFORE FEDERAL
    INCOME TAX EXPENSE                                         100             35            251            250

 FEDERAL INCOME TAX EXPENSE                                     20             70             66            122
                                                             -----         ------         ------          -----
 NET INCOME                                                     80            (35)           185            128

 OTHER COMPREHENSIVE INCOME-
    NET OF INCOME TAX

    Unrealized Gains (Losses) on Securities                     35              3            (11)            10
                                                             =====         ======         ======          =====

 COMPREHENSIVE INCOME                                        $ 115         $  (32)        $  174          $ 138
                                                             =====         ======         ======          =====
 EARNINGS PER SHARE
    Basic                                                    $0.24         $(0.06)        $ 0.34          $0.20
                                                             =====         ======         ======          =====
    Fully Diluted                                            $0.24         $(0.06)        $ 0.34          $0.20
                                                             =====         ======         ======          =====

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    ALGIERS BANCORP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                   Nine Months Ended
                                                                          September 30       September 30
                                                                               1998              1997
                                                                              -------          -------
                                                                            (Unaudited)      (Unaudited)
                                                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                    $   185          $   128
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
      Depreciation and Amortization                                                15               21
      Premium Amortization Net of Discount Accretion                              (46)              69
      Stock Dividend - FHLB                                                        (7)             (20)
      Gain on Sale of Investments                                                 (31)             (11)
      ESOP and  MRP Expense                                                        54               52
      Increase in Accrued Interest Payable                                         31                3
      (Decrease) Increase  in Other Liabilities                                   (11)              62
      Increase in Accrued Interest Receivable                                    (121)              (7)
      Increase in Income Tax Payable                                               18               91
      Decrease in Dividends Payable                                                --               --
      (Increase) in Real Estate Owned                                              --               --
      Increase in Other Assets                                                    (86)              (4)
      Decrease in Deferred Loan Fees                                               19               --
      Decrease in Deferred Charges                                                 --              (19)
      (Increase) in Accounts Receivable                                           (99)              --
      Decrease in Prepaid Income Taxes                                             --               64
      (increase) Decrease in Deferred Income Taxes                                 (5)              33
                                                                              -------          -------
        Net Cash (Used In) Provided by Operating Activities                       (84)             462
                                                                              -------          -------

Maturities of Investment Securities - Held-to-Maturity                             --              625
Purchase of Investment Securities - Available-for-Sale                         (6,077)          (1,880)
Maturities of Investment Securities - Available-for-Sale                        3,685              500
Purchases of Mortgage- Backed Securities - Held-to-Maturity                    (1,406)            (185)
Maturities of Mortgage- Backed Securities - Held-to-Maturity                    3,399            1,847
Purchases of Mortgage- Backed Securities - Available-for-Sale                      --             (490)
Maturities of Mortgage-Backed Securities - Available-for-Sale                     426            1,023
Proceeds from Sale of Mortgage Backed Securities - Available-for-Sale           1,194            1,661
Principal Collected on Loans                                                    2,558            1,080
Loans Made to Customers                                                        (3,347)          (1,140)
Purchase of Furniture and Fixtures                                               (283)             (36)
(Increase) in Investment in Subsidiary                                             43               --
                                                                              -------          -------
        Net Cash Provided by (Used In) Investing Activities                       192            3,005
                                                                              -------          -------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               ALGIERS BANCORP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Nine Months Ended
                                                                       September 30     September 30
                                                                           1998             1997
                                                                         -------          -------
                                                                       (Unaudited)      (Unaudited)
                                                                               (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
    Net Increase (Decrease) in Deposits                                  $ 2,411          $(1,117)
    Net Decrease in Advances from
       Borrowers for Taxes and Insurance                                     (21)            (107)
    Repayment of Federal Home Loan Advance                                    --           (1,500)
    Purchase of Treasury Stock                                              (432)            (451)
    Dividends Paid on Common Stock                                           (91)             (62)
                                                                         -------          -------
            Net Cash Provided by  (Used in) Financing Activities           1,867           (3,237)
                                                                         -------          -------

NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                                  1,975              230

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                              2,555            1,722
                                                                         -------          -------


CASH AND CASH EQUIVALENTS - END OF YEAR                                  $ 4,530          $ 1,952
                                                                         =======          =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Paid During the Year for:
       Interest                                                          $ 1,311          $ 1,316
       Income Taxes                                                      $    48          $    --

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
       Dividends Declared                                                $    89          $    31
       Mortgage-Backed Securities transferred from Held-to-Maturity      $19,837          $    --
          to Available-for-Sale


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              Algiers Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1998

Note 1 - Basis of Presentation -
         The accompanying consolidated financial statements for the three and nine months ended September 30, 1998 include the accounts of Algiers Bancorp, Inc. (the "Company"), its wholly owned subsidiary, Algiers Homestead Association (the "Association") and its wholly-owned subsidiary, Algiers.Com, Inc., L.L.C. ("ACI"). Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Association. All significant intercompany transactions and balances have been eliminated in the consolidation. ACI owns a 51% interest in Planet Mortgage, Inc., L.L.C. that is engaged in the formation of an Internet site for the solicitation of mortgage loans and the sale of advertising space to real estate related companies. No income or expense for the activities of ACI was incurred during this quarter. It is anticipated that the web site will be functional in the fourth quarter of 1998.

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

         The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

Note 2 - Available for Sale Securities-

         A new accounting standard SFAS No. 133 allows the transfer from investments held-to-maturity to investments available-for-sale. As of September 30, 1998 the Company adopted this new standard and transferred $19.8 million of mortgage-backed securities from held-to-maturity to available-for-sale. Investments and mortgage-backed securities available-for-sale at September 30, 1998 and December 31, 1997 are summarized as follows (in thousands):

                                                September 30, 1998
                                  ----------------------------------------------
                                                 Gross       Gross
                                  Amortized   Unrealized   Unrealized     Fair
                                    Cost         Gains       Losses       Value
                                   ------       -------       -----       ------
Investments                        $ 6,489      $    --       $ (10)      $ 6,499
                                   =======      =======       =====       =======

GNMA Certificates                  $ 3,236      $    --       $ (10)      $ 3,226
FNMA Certificates                   17,293           --         (14)       17,279
FHLMC Certificates                   4,371           27          --         4,398
                                   -------       -------       -----       ------
                                   $24,900      $    27       $ (24)      $24,903
                                   =======      =======       =====       =======

                                                 December 31, 1997
                                  ----------------------------------------------
                                                 Gross       Gross
                                  Amortized   Unrealized   Unrealized     Fair
                                    Cost         Gains       Losses       Value
                                   ------       -------       -----       ------
Investments                        $4,093       $    11       $  17       $4,087
                                   ======       =======       =====       ======

GNMA Certificates                  $  502       $     9       $   1       $  510
FNMA Certificates                   4,902            96          35        4,963
FHLMC Certificates                  1,132            18           8        1,142
                                   ------       -------       -----       ------
                                   $6,536       $   123       $  44       $6,615
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

         As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $42,000 and $52,000 for the nine months ended September 30, 1998 and 1997, respectively, based on the annual release of shares.

Note 4 - Management Recognition Plan-

         On July 18, 1997, the Company established the 1997 Recognition and Retention Plan as an incentive to retain personnel of experience and ability in key positions. A total of 25,921 shares of stock of the Company will be acquired by the Plan.

         Plan share awards are earned by recipients at a rate of 20% of the aggregate number of shares awarded by the plan over five years. If the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of a plan share award for any reason other than death, disability or retirement, the recipient shall forfeit the right to any shares subject to the award which have not been earned. During the nine months ended September 30, 1998, a total of 4,502 shares were awarded under the Plan. Those shares will be taken from the treasury stock the Company currently owns until such time as the total number of shares under the Plan can be purchased. For the nine months ended September 30, 1998, $12,000 was included in compensation expense for the shares awarded under the Plan in 1998.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion compares the consolidated financial condition of Algiers Bancorp, Inc. and Subsidiaries at September 30, 1998 to December 31, 1997 and the results of operations for the three and nine months ended September 30, 1998 with the same periods in 1997. Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Changes in Financial Condition

         Total assets increased $2.1 million or 4.6% from $45.3 million at December 31, 1997 to $47.4 million at September 30, 1998. The increase in assets is primarily due to an increase in deposits, loans and investment securities available for sale.

         Interest-earning deposits in other banks and investments was $10.6 million at September 30, 1998 and $6.2 million at December 31, 1997. This increase was due to the purchase of $6.1 million of investment securities during the nine months ending September 30, 1998. These assets currently provide a higher yield than mortgage-backed securities and have shorter maturities.

         The mortgage-backed securities portfolio decreased $3.5 million or 12.3% from $28.4 million at December 31, 1997 to $24.9 million at September 30, 1998, as the amount of mortgage-backed securities maturing increased and new mortgage-backed securities purchased increased slightly. Mortgage-backed securities amounted to $24.9 million or 52.5% of total assets at September 30, 1998, compared to $28.4 million or 62.7% of total assets at December 31, 1997.

         Due to an increase in the demand for single-family mortgage loans in the Association's market area, the loan portfolio increased $700,000 or 7.6% over the past nine months from $9.2 million at December 31, 1997 to $9.9 million at September 30, 1998.

         Total deposits increased $2.4 million or 6.8% to $37.9 million at September 30, 1998 from $35.5 million at December 31, 1997. The increase was primarily in certificate of deposit accounts.

         Total stockholders' equity declined by $293,000 during the past nine months. Net income was $185,000, and additional paid -in capital increased by $14,000, but these items were offset by the purchase of $432,000 of treasury stock, an $11,000 decrease in the reserve for unrealized loss on securities available-for-sale during the period, and a $29,000 dividend declared on common stock. Stockholders' equity at September 30, 1998 totaled $9.24 million or 19.5% of total assets compared to $9.54 million or 21.1% of total assets at December 31, 1997.

Results of Operations

         The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage-backed securities, loans and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. For the nine months ended September 30, 1998, net interest income before provision for loan losses was more than total non-interest expense. During the nine months ended September 30, 1997, net interest income before provision for loan losses was nominally less than total non-interest expense due to the additional expenses incurred in connection with the benefit plans that were adopted as a result of the conversion to stock. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, federal insurance premiums, and miscellaneous other expenses.

         The Company's net income for the three months ended September 30, 1998 increased $115,000 or 328.6% compared to the three months ended September 30, 1997. The increase was due to an increase of $4,000 or .53% in interest income, a decrease of $96,000 or 26.1% in non-interest expense and a decrease of $50,000 or 71.4% in income tax expense partially offset by a $31,000 or 7.1% increase in interest expense and a decrease of $4,000 or 4.9% in non-interest income.

         The Company's net income for the nine months ended September 30, 1998 increased $57,000 or 44.5% compared to the nine months ended September 30, 1997. The increase was due to an increase of $28,000 or 12.1% in interest income, a decrease of 141,000 or 13.6% in non-interest expense and a decrease of $61,000 or 50.0% in income tax expense partially offset by a $23,000 or 17.4% increase in interest expense and a decrease of $145,000 or 48.5% in non-interest income.

         Total interest income increased by $28,000 or 1.2% during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, due to an increase in the average yield on interest-earning assets from 6.77% in the first nine months of 1997 to 7.13% in the first nine months of 1998. The higher yield was partially offset by a $300,000 million or 7.06% decrease in average interest-earning assets. The decrease in the average balance was primarily due to the pay off of a $1.5 million advance from the Federal Home Loan Bank, the Company's repurchase of $432,000 of common stock since December 31, 1997 and the payment of dividends on common stock of $89,000. Total interest expense decreased by $23,000 or 1.7% in the nine months ending September 30, 1998 compared to the nine months ending September 30, 1997, primarily due to decreases in FHLB advances of $600,000 million and a decrease in average deposits of $839,000 or 2.3% in the first nine months of 1998 over the comparable 1997 period. The lower average balance was partially offset by an increase the average rate on interest-bearing liabilities to 4.86% from 4.77% over the same period in 1997.

         The increased net interest income of $5,000 was due to an increase in the average interest rate spread to 2.27% in the first nine months of 1998 from 2.00% in the first nine months of 1997. The higher spread was partially offset by a decrease of $295,000 or .70% in net average interest-earning assets in the nine months ended September 30, 1998 over the comparable 1997 period. The average yield on interest-earning assets increased to 7.13% during the nine months ended September 30, 1998 compared to 6.77% during the nine months ended September 30, 1997. The increased yield on assets was primarily due to an increase in the average rate earned on investments. In the nine months ending September 30, 1998, the Company used a portion of its maturing mortgage-backed securities and interest-earning deposits in other banks to fund the repurchase of $432,000 of its outstanding common stock and to purchase $6.1 million of investments issued by agencies of the U.S. Government. The average rate on deposits increased from 4.77% during the first nine months of 1997 to 4.86% during the first nine months of 1998.

         During the quarter ended September 30, 1998 compared to the same period of 1997, non-interest income decreased $4,000 due to a decrease of $36,000 in miscellaneous income a decrease of $10,000 in gain on sale of investments, partially offset by a $42,000 increase in service charges and fees.

         The Association had no provision or credit for loan losses in the nine months ended September 30, 1998 and 1997. Total non-performing loans at September 30, 1998 were $771,000 compared to $636,000 at December 31, 1997, and the allowance for loan losses at September 30, 1998 was $506,000 compared to $485,000 at December 31, 1997 attributable to a reduction in the specific reserve for real estate owned due to the sale of property that was fully reserved.

         The decrease in non-interest income in the nine months ended September 30, 1998 was due to a decrease of $60,000 in recapture of allowance on GIC bonds, a decrease of $54,000 in recovery of GIC bonds previously written off, and a decrease of $8,000 in service charges and fees, offset by an increase of $20,000 in gain on sale of investments.

         The $141,000 decrease in total non-interest expense in the nine months ended September 30, 1998 was due to a $169,000 decrease in compensation expense, a $8,000 decrease in occupancy and equipment expense, a $3,000 decrease in professional services, a decrease of $4,000 in FHLB service charges and a $10,000 recovery of provision for losses on real estate owned partially offset by a $24,000 increase in other expenses, a $19,000 increase in computer expenses, a $7,000 increase in deposit insurance premiums, and a $3,000 increase in real estate owned expenses.

         Total non-interest expense decreased $91,000 in the three months ended September 30, 1998 compared to the three months ended September 30, 1997 due to a $82,000 decrease in compensation expense, a $15,000 decrease in professional services, an $11,000 decrease in other expenses, a $4,000 decrease in FHLB service charges and a $1,000 decrease in occupancy and equipment, partially offset by a $12,000 increase in computer expenses, a $3,000 increase in real estate owned expenses, and a $2,000 increase in deposit insurance premiums. The reduction in the expenses for the three months ending September 30, 1998 is the result of the closing of the Company's subsidiary Jefferson Community Lending, LLC.

         The $56,000 or 45.9% decrease in income tax expense was primarily due to an increase of $57,000 or 44.5% in pre-tax income for the nine months ended September 30, 1998 from the comparable 1997 period.

Liquidity and Capital Resources

         The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 1998, the Association's liquidity was 19.3% or $5.6 million in excess of the minimum OTS requirement of 4%.

         The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0%, and 8.0%, respectively. At September 30, 1998, the Association's tangible and core capital both amounted to $7.4 million or 16.14% of adjusted total assets of $46.0 million, and the Association's risk-based capital amounted to $7.3 million or 63.03% of adjusted risk-weighted assets of $12.0 million.

         As of September 30, 1998, the Association's unaudited regulatory capital requirements are as indicated in the following table:

                                            TANGIBLE       CORE        RISK-BASED
                                            CAPITAL       CAPITAL        CAPITAL
                                            -------       -------        -------
                                                    (Dollars in Thousands)
GAAP Capital                                 $7,424        $7,424        $7,424
Additional Capital Items:
  General Valuation Allowances                 --            --             148
                                             ------        ------        ------
Regulatory Capital                            7,424         7,424         7,276
Minimum Capital Requirement                     961         1,840           961
                                             ------        ------        ------
Regulatory Capital Excess                    $6,463        $5,584        $6,315
                                             ======        ======        ======
Regulatory Capital as a
  Percentage                                  16.14%        16.14%        63.03%
Minimum Capital Required
  as a Percentage                              1.50%         3.00%         8.00%
                                             ------        ------        ------
Regulatory Capital as a
  Percentage in Excess
    of Requirements                           14.64%        13.14%        55.03%
                                             ======        ======        ======

         Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at September 30, 1998. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings.

The Year 2000

         The Company is currently addressing the computer and data processing issues relating to the Year 2000. Management has completed the assessment phase and certain hardware and software, which is not Year 2000 compliant, have been identified which will have to be replaced at a cost of approximately $15,000. In addition, the Association's on-line data processor has been replaced with an in-house system that is Year 2000 compliant. The additional cost of conversion will be approximately $20,000 for additional training and implementation. As of September 30, 1998 approximately $15,000 has been spent on Year 2000 issues. It is management's opinion that issues related to the Year 2000 are not likely to have a material adverse effect on the Company's liquidity, capital resources or results of operations on a consolidated basis.

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

         On October 15, 1997, the Company received permission from the OTS to repurchase up to 30,781 shares or 5.0% of the Company's then outstanding common stock. Several purchases of the Company's common stock were made and the 5.0% repurchase was completed on April 3, 1998.

         The OTS granted the Company permission on September 3, 1998 to repurchase approximately 14% of the Company's outstanding common stock. The approval included 21,419 shares to fund the 1997 Management Recognition and Retention Plan and shares for general corporate purposes. As of September 30, 1998 the Company has not purchased any of these shares.

                              Algiers Bancorp, Inc.
                                   Form 10-QSB
                        Quarter Ended September 30, 1998

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

Item 6 - Exhibits and Reports on Form 8-K:
                  (a) The following exhibit is filed herewith:

                           EXHIBIT NO.                  DESCRIPTION
                           -----------                  -----------
                              27.1                 Financial Data Schedule

                  (b) Reports on Form 8-K:
                      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  ALGIERS BANCORP, INC.
                                                       Registrant


Date:  November 16, 1998                    By:/s/Hugh E. Humphrey, Jr.
                                               ---------------------------
                                               Hugh E. Humphrey, Jr., Chairman
                                                    of the Board, President and
                                                    Chief Executive Officer



Date:  November 16, 1998                    By:/s/Dennis J. McCluer
                                                -----------------------

                                                    Dennis J. McCluer
                                                    Vice President




Date: November 16, 1998                     By:/s/Francis Minor, Jr.
                                               ------------------------

                                                    Francis Minor, Jr.
                                                    Chief Financial Officer