Form 10KSB40
period 1998-12-31
ALGIERS BANCORP INC
filed 1999-04-27
CIK 1011296

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

 _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

 ___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________  to ________

                   Commission File Number:  0-20911

                             ALGIERS BANCORP, INC.
          (Name of small business issuer as specified in its charter)

LOUISIANA                                               72 - 1317594
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

#1 WESTBANK EXPRESSWAY, NEW ORLEANS, LOUISIANA          70114
(Address of principal executive offices)                (Zip Code)

                   Issuer's telephone number: (504) 367-8221

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock (par value $.01 per share)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.       Yes_ X_  No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB.   _ X_

Issuer's revenues for the fiscal year ended December 31, 1998 were $3.3 million

As of April 20, 1999, the aggregate market value of the 453,817 shares of Common Stock of the Issuer held by non-affiliates, which excludes 63,431 shares held by all directors, executive officers and employee benefit plans of the Issuer, was approximately $4.7 million. This figure is based on the average of the bid and asked prices of $10.25 per share of the Issuer's Common Stock on April 20, 1999.

Number of shares of Common Stock outstanding on April 20, 1999:  517,248

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement for the 1999 Annual Meeting of Stockholders have been incorporated into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes_____  No _ X_

                             ALGIERS BANCORP, INC.
                       ANNUAL REPORT ON FORM 10-KSB FOR
                    THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS


                                                                        PAGE

PART I

      Item 1. Description of Business                                     1
      Item 2. Description of Properties                                  33
      Item 3. Legal Proceedings                                          33
      Item 4. Submission of Matters to a Vote of Security Holders        33

PART II

      Item 5. Market for Common Equity and Related Stockholder Matters   33
      Item 6. Management's Discussion and Analysis or Plan of Operation  34
      Item 7. Financial Statements                                       43
      Item 8. Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                     82

PART III

      Item 9. Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a)
              of the Exchange Act                                        82
      Item 10. Executive Compensation                                    82
      Item 11. Security Ownership of Certain Beneficial Owners
               and Management                                            82
      Item 12. Certain Relationships and Related Transactions            82
      Item 13. Exhibits and Reports on Form 8-K                          82

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.


GENERAL

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

      The Association is a Louisiana-chartered stock savings and loan association that was originally formed in 1926. The Association currently conducts business from its main office in New Orleans, Louisiana and a branch office in Terrytown, Louisiana, with a third branch opening during the first quarter of 1999. At December 31, 1998, the Company had $48.6 million of total assets, $40.0 million of total liabilities, including $39.5 million of deposits, and $8.6 million of total stockholders' equity (representing 17.6% of total assets).

      The Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to purchase mortgage-backed securities and to originate loans secured primarily by one- to four-family residences located in the New Orleans, Louisiana metropolitan area. The Association sells into the secondary market the majority of the loans which it originates. The Company had $27.4 million of mortgage-backed securities at December 31, 1998, representing 56.3% of the Company's total assets. At December 31, 1998, the Company's net loans receivable totalled $9.3 million or 19.1% of the Company's total assets. Conventional first mortgage, one- to four-family residential loans (excluding construction loans) amounted to $7.8 million or 79.6% of the Company's total loan portfolio at December 31, 1998. To a lesser extent, the Company also originates consumer loans, construction loans and commercial real estate loans. The Company had $5.3 million of investment securities (excluding FHLB stock) at December 31, 1998, representing 10.9% of total assets. Of the $5.3 million of investment securities, $117,000 or 2.2% mature within five years of December 31, 1998.

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

      * Capital Position. As of December 31, 1998, the Association had total stockholder's equity of $7.6 million and exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 15.6%, 15.6% and 53.3%, respectively, as compared to the minimum requirements of 1.5%, 3.0% and 8.0%, respectively.

      * Profitability. The Company has been profitable in each of the last three years. Net income decreased from $211,000 in 1997 to $161,000 in 1998, including a net loss of $29,000 sustained by the Company's 70% owned subsidiary Jefferson Community Lending, LLC ("Jefferson Lending"). Net income increased in 1997 to $211 ,000 from $157,000 in 1996.

      * Asset Quality. Management believes that good asset quality is important to the Company's long-term profitability. The Company's total nonperforming assets, which consist of non-accruing loans and net real estate owned ("REO"), together with troubled debt restructurings, amounted to $805,000 or 1.7% of total assets at December 31, 1998, compared to $636,000 or 1.4% of total assets at December 31, 1997 due to the delinquency of a commercial loan with a balance of $500,000. See "-Asset Quality-Classified Assets." At December 31, 1998, the Company's allowance for loan losses amounted to $506,000 or 5.1% of the total loan portfolio.

      *   Interest  Rate  Risk.  The Company attempts to manage its exposure to interest rate risk by maintaining a high percentage of its assets in adjustable-rate mortgages ("ARMs") and adjustable-rate mortgage-backed securities. At December 31, 1998, ARMs amounted to $7.1 million or 71.9% of the total loan portfolio. In addition, of the $27.4 million of mortgage-backed securities at December 31, 1998, $22.8 million or 83.2% have adjustable interest rates.

      * Community Orientation. The Association is committed to meeting the financial needs of the communities in which it operates. Management believes the Association is large enough to provide a full range of personal financial services, yet small enough to be able to provide services on a personalized and efficient basis. At December 31, 1998, most of the Association's loans were to residents of its primary market area. The Association intends to continue its practice of investing in loans in its primary market area in accordance with its underwriting standards, subject to economic conditions and the availability of reasonable investment alternatives.

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

LENDING ACTIVITIES

      LOAN PORTFOLIO COMPOSITION. At December 31, 1998, the Company's net loan portfolio totalled $9.3 million, representing approximately 19.2% of the Company's $48.6 million of total assets at that date. The principal lending activity of the Company is the origination of one- to four-family residential loans. At December 31, 1998, conventional first mortgage, one- to four-family residential loans (excluding construction loans) amounted to $7.8 million or 79.6% of the total loan portfolio, before net items. To a lesser extent, the Company originates construction loans, commercial real estate loans and consumer loans. At December 31, 1998, there were no construction loans, commercial real estate loans totalled $686,000 or 6.9% of the total loan portfolio, and consumer loans amounted to $1.3 million or 13.5% of the total loan portfolio, in each case before net items.

      LOAN  PORTFOLIO  COMPOSITION.   The  following   table   sets  forth  the
composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                         DECEMBER 31
                                  ------------------------------------------------------------
                                        1998                 1997               1996
                                  ----------------     ------------------    -----------------
                                   Amount      %        Amount       %       Amount        %
                                  --------   -----     -------     ------    -------     -----
                                                   (Dollars in Thousands)

Real estate loans:
  One-to four-family
residential:
     Conventional                 $  7,816    79.3%    $ 8,018       79.3%   $ 8,134      82.9%
     FHA and VA                         27      .3          41        0.4         51       0.5
     Construction                       -       -           43        0.4         89       0.9
  Commercial real estate               686     6.9         738        7.3        668       6.8
                                  --------   -----     -------     ------    -------     -----
     Total real estate loans         8,529    86.5       8,840       87.4      8,942      91.1
                                  --------   -----     -------     ------    -------     -----

Consumer loans:
  Second mortgage                      360     3.7         189        1.9        175       1.8
  Other consumer loans                 400     4.1         325        3.2          -         -
  Loans on deposits                    566     5.7         758        7.5        694       7.1
                                  --------   -----     -------     ------    -------     -----
     Total consumer loans            1,326    13.5       1,272       12.6        869       8.9
                                  --------   -----     -------     ------    -------     -----
     Total loans                     9,855   100.0%     10,112      100.0%     9,811     100.0%
                                  ========   =====     =======     ======    =======     =====
Less:
  Unearned discounts and interest       -                   73                     7
  Undisbursed portion of loans          -                  301                     7
  Deferred loan fees                    52                  55                    47
  Allowance for loan losses            506                 485                   530
                                  --------             -------               -------
            Net loans             $  9,297             $ 9,198               $ 9,220
                                  ========             =======               =======


     CONTRACTUAL TERMS TO FINAL MATURITIES. The following table sets forth certain information as of December 31, 1998 regarding the dollar amount of loans maturing in the Association's portfolio, based on the contractual date of the loan's final maturity, before giving effect to net items. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below do not reflect normal principal amortization; rather, the balance of each loan outstanding at December 31, 1998 is shown in the appropriate year of the loan's final maturity.


                                          One-to
                                        four family                    Commercial
                                        Residentail   Construction    Real Estate    Consumer  Total
                                        -----------   ------------    -----------    --------  -----
                                                                    (In Thousands)
Amounts due after December 31, 1998 in:
  One year or less                      $  3,827      $    -          $   13         $    337  $   4,177
  After one year through two years             -           -               -                -          -
  After two years through three years         24           -               -               19         43
  After three years through five years        34           -               -               37         71
  After five years through ten years         956           -             668               77      1,701
  After ten years through fifteen years    1,527           -               5              288      1,820
  After fifteen years                      1,475           -               -              568      2,043
                                        --------      --------        ------         --------  ---------
     Total <F1>                         $  7,843      $    -          $  686         $  1,326  $   9,855
                                        ========      ========        ======         ========  =========

<F1>  Gross of loans in process, deferred loan fees, unearned discounts and interest, and allowance for loan losses.

      The following table sets forth the dollar amount of all loans, before net items, due after one year from December 31, 1998 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                                 Floating or
                                 Fixed-Rate     Adjustable-Rate    Total
                                 ----------     ---------------    -----
                                                 (In Thousands)
One-to four-family residential   $ 1,701        $ 2,315            $ 4,016
Commercial real estate                 -            673                673
Consumer                             471            518                989
                                 -------        -------            -------
     Total                       $ 2,172        $ 3,506            $ 5,678
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

      The following table shows total loans originated and repaid during the periods indicated.

                                              Year Ended December 31,
                                        ---------------------------------
                                        1998         1997            1996
                                        ----         ----            ----
                                                (In Thousands)

Loan originations:
   One-to four-family residential       $  1,709     $ 1,167         $   802
   Construction                              405          43              89
   Commercial real estate                      -          28             108
   Consumer                                  804       1,105           1,166
                                        --------     -------         -------
     Total loan originations:              2,918       2,343           2,165
Loan principal repayments                 (2,714)     (2,042)         (2,844)
Increase (decrease) due to other
  items, net <F1>                           (105)       (323)            216
                                        --------     -------         -------
Net increase (decrease) in
  loan portfolio                        $     99     $   (22)        $  (463)
                                        ========     =======         =======

<F1>  Other items consist of loans in process, deferred loan fees unearned discounts and interest,  and allowance for loan losses.

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

      Although Louisiana laws and regulations permit state-chartered savings institutions, such as the Association, to originate and purchase loans secured by real estate located throughout the United States, the Association's present lending is done primarily within its primary market area, which consists of Orleans, Jefferson and Plaquemines Parishes in Louisiana. Subject to the Association's loans-to-one borrower limitation, the Association is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. The Association may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of the Association's total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, the Association may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 1998, the Association was well within each of the above lending limits.

      A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 1998, the Association's limit on loans-to-one borrower was $500,000 and its five largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, amounted to $500,000, $434,000, $265,000, $225,000 and $210,000, respectively, at such date. The $500,000 borrowing relationship consists of a $500,000 commercial real estate loan which is treated as a classified asset at December 31, 1998. All of these loans were current at December 31, 1998, except the $500,000 loan treated as a classified asset. See "-Asset Quality-Classified Assets."

      LOANS ON EXISTING RESIDENTIAL PROPERTIES. The primary real estate lending activity of the Company is the origination of loans secured by first mortgage liens on one- to four-family residences. At December 31, 1998, $7.8 million or 79.6% of the Company's total loan portfolio, before net items, consisted of conventional first mortgage, one-to four-family residential loans (excluding construction loans).

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

      Various legislative and regulatory changes have given the Association the authority to originate and purchase mortgage loans which provide for periodic interest rate adjustments subject to certain limitations. The Association has been actively marketing ARMs in order to decrease the vulnerability of its operations to changes in interest rates. At December 31, 1998, one- to four-family residential ARMs represented $6.1 million or 61.9% of the total loan portfolio, before net items.

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

      The Association qualifies borrowers based on the initial interest rate on the ARM rather than the fully indexed rate. In a rising interest rate environment, the interest rate on the ARM will increase on the next adjustment date, resulting in an increase in the borrower's monthly payment. To the extent the increased rate adversely affects the borrower's ability to repay his loan, the Association is exposed to increased credit risk. As of December 31, 1998, the Association's non-accruing residential loans were $237,000. See "-Asset Quality."

      The demand for adjustable-rate loans in the Association's primary market area has been a function of several factors, including the level of interest rates, and the difference between the interest rates offered by competitors for fixed-rate loans and adjustable-rate loans. Due to the generally lower rates of interest prevailing in recent periods, the market demand for adjustable-rate loans has decreased as consumer preference for fixed-rate loans has increased. The Association currently offers fixed rate products with maturities up to 30 years.

      CONSTRUCTION LOANS. At December 31, 1998, construction loans are not being actively marketed and are offered primarily as a service to existing customers. There are no construction loans in the Association's portfolio at December 31, 1998.

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

      COMMERCIAL REAL ESTATE LOANS. The Company's commercial real estate loan portfolio primarily consists of loans secured by office buildings, retail establishments, churches and multi-family dwellings located within the Company's primary market area. Commercial real estate loans amounted to $686,000 or 6.9% of the total loan portfolio at December 31, 1998. The largest commercial real estate loan at December 31, 1998 was $500,000 (gross of a $261,000 reserve), and the balance of such loan at December 31, 1998 was $500,000. See "-Asset Quality - Nonperforming Assets." The remaining commercial real estate loan portfolio at December 31, 1998 consisted of five loans with an average balance of $37,000.

      Nonresidential real estate loans may have terms up to 30 years and generally have adjustable rates of interest. As part of its commitment to loan quality, the Company's senior management reviews each nonresidential loan prior to approval by the Board of Directors. All loans are based on the appraised value of the secured property and loans are generally not made in amounts in excess of 70% of the appraised value of the secured property. All appraisals are performed by an independent appraiser designated by the Company and are reviewed by management. In originating nonresidential loans, the Company considers the quality of the property, the credit of the borrower, the historical and projected cash flow of the project, the location of the real estate and the quality of the property management. The Company originated no commercial real estate loans in 1998 and $28,000 in 1997.

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

      CONSUMER LOANS. The Company's consumer loans consist of loans on deposits, boat, automobile and second mortgage loans. The consumer loans are not being actively marketed and are offered primarily as a service to existing customers. At December 31, 1998, loans on deposits amounted to $566,000, representing 49.2% of total consumer loans and 5.7% of the total loan portfolio, before net items. Loans secured by deposit accounts are generally offered with an interest rate equal to 2% above the rate on the deposit account.

      The Company's second mortgage loans amounted to $360,000 or 3.7% of the total loan portfolio at December 31, 1998. The second mortgages are secured by one- to four-family residences, are for a fixed amount and a fixed term, and are made to individuals for a variety of purposes.

      The Company's other consumer loans consisted of eleven loans in the aggregate amount of $400,000 or 4.1% of the total loan portfolio at December 31, 1998. The largest of these loans in the amount of $225,000 or 2.3% of the total loan portfolio at December 31, 1998 is secured by a boat and other collateral.

      The Association is considering expanding the types of loans it offers to include equity lines of credit. The Association has received approval as an FHA Lender. This designation authorizes the Association to make all types of government loans for sale in the secondary market. In addition, the Association offers FHA Title I home improvement loans. As of December 31, 1998, the Association had two commissioned loan originator and a loan processor on its staff. Loans which meet the Association's underwriting criteria will be kept in the Association's loan portfolio. Loans that do not meet the Association's underwriting criteria will be sold in the secondary market to investors who have committed to the purchase of the loan prior to the loan closing.

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

      Loan origination fees or "points" are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. The Company's loan origination fees are offset against direct loan origination costs, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 1998, the Company had approximately $52,000 of loan fees which had been deferred. The deferred loan fees are being recognized as income over the lives of the related loans.


ASSET QUALITY

      DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at December 31, 1998, in dollar amounts and as a percentage of the Company's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                     DECEMBER 31,1998
                                         ---------------------------------------------------------------------------
                                                  30-59                      60-89                 90 or more Days
                                              Days Overdue               Days Overdue                  Overdue
                                         ----------------------      --------------------        -------------------
                                                       Percent                     Percent                   Percent
                                                       of Total                    of Total                 of Total
                                         Amount         Loans        Amount         Loans        Amount       Loans
                                         ------        --------      ------        --------      ------     --------
                                                                   (Dollars in Thousands)
One-to four-family residential real
     estate loans                        $    834       8.46%        $   183        1.86%        $   431       4.37%
Commercial real estate loans                    -          -               -           -             508       5.15
Consumer loans                                 88       0.89              14        0.14             429       4.35
                                         --------       ----         -------        ----         -------      -----
     Total delinquent loans              $    922       9.35%        $   197        2.00%        $ 1,368      13.87%
                                         ========       ====         =======        ====         =======      =====

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

      If foreclosure is effected, the property is sold at a sheriff's sale. If the Company is the successful bidder, the acquired real estate property is then included in the Company's "real estate owned" account until it is sold. The Association is permitted under applicable regulations to finance sales of real estate owned by "loans to facilitate" which may involve more favorable interest rates and terms than generally would be granted under the Association's underwriting guidelines. At December 31, 1998, the Association had one loan to facilitate.

      The Company generally places loans on non-accrual status when the payment of interest becomes more than 90 days past due or when interest payments are otherwise deemed uncollectible.

      The  following  table  sets  forth  the  amount   of   the  Company's
nonperforming assets at the dates indicated.

                                                   DECEMBER 31,
                                     ------------------------------------
                                       1998           1997          1996
                                     -------         ------        ------
                                           (Dollars In Thousands)
Total nonperforming assets:
  Non-accruing loans                 $  737         $   636        $   52
  Real estate owned, net <F1>            62               -            45
                                     ------         -------        ------
  Total nonperforming assets         $  799         $   636        $   97
                                     ======         =======        ======
Troubled debt restructurings         $    6         $    18        $    -
                                     ======         =======        ======

Total nonperforming loans and
  troubled debt restructurings
  as a percentage of total loans       8.20%           6.47%         0.53%

Total nonperforming loans and
  troubled debt restructurings
  as a percentage of total assets      1.70%           1.44%         0.20%
                                     =======        ========       =======

<F1> Net of related loss allowances as of each date shown, which allowances
     at  December   31, 1998  and  1997  amounted  to $35,000 and  $90,000,
     respectively, for real estate owned.

      The $737,000 of non-accruing loans at December 31, 1998 consisted of two one-to four- family residential loans for $237,000 and one commercial real estate loan for $500,000. The largest non-accruing loan at December 31, 1998 consisted of a $500,000 adjustable-rate commercial real estate loan secured by a furniture store and a warehouse, on which the Company has established reserves of $261,000 at December 31, 1998. The collateral was previously foreclosed upon by the Association, and the borrower repurchased the real estate owned property rom the Association in June 1991 at the Association's total carrying value. Until recently, the loan had been performing in accordance with its terms since June 1992, and the reserve was established solely because the appraised value of the collateral in April 1992 was less than the principal balance of the loan. In 1998, an appraisal of the property indicated a value of $469,000. It was management's decision to leave the reserve at $261,000 until the property is disposed of. The entire $500,000 balance at December 31, 1998 was classified as substandard. The Company's management is closely monitoring this loan and has placed the loan in the hands of the Company's attorney for foreclosure. It is the opinion of management that the property securing this loan has a value adequate to cover the net amount of the loan.

      The Company's real estate owned has steadily declined over the last three years, and at December 31, 1998 the Company's real estate owned consisted of one one- to four-family residential property and unimproved land. The $62,000 of real estate owned at December 31, 1998 is net of a $35,000 allowance for loss. See Note H of Notes to Consolidated Financial Statements.

      CLASSIFIED ASSETS. All loans are reviewed on a regular basis under the Company's asset classification policy. The Company's total classified assets at December 31, 1998 (excluding loss assets specifically reserved for amounted to $1,005,000, of which $38,000 was classified as special mention and $967,000 was classified as substandard. The largest classified asset at December 31, 1998 consisted of a $500,000, adjustable-rate commercial real estate loan secured by a furniture store and a warehouse, on which the Company has established reserves of $261,000. See "-Asset Quality-Classified Assets."

      The remaining $467,000 of substandard assets at December 31, 1998 consisted of (1) residential mortgage loans totalling $232,000, of which the largest loan had a balance of $107,000 at December 31, 1998, (2) one commercial loan with a balance of $10,000 which is fully reserved and (3) one consumer loan with a balance of $225,000 secured by a boat. The $107,000 substandard residential mortgage loan is secured by a duplex and a $20,000 certificate of deposit at the Association. See "Regulation - The Association - Classified Assets."

      ALLOWANCE FOR LOAN LOSSES. At December 31, 1998, the Company's allowance for loan losses amounted to $506,000 or 5.1% of the total loan portfolio. The Company's loan portfolio consists primarily of one- to four-family residential loans and, to a lesser extent, commercial real estate loans, construction loans and consumer loans. The loan loss allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on prior loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates which are subject to change over time. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

      The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

                                                   AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                     1998         1997         1996
                                                   --------     --------      --------
                                                         (Dollars in Thousands)

Total loans outstanding                            $  9,885     $ 10,112      $  9,811
                                                   ========     ========      ========
Allowance for loan losses, beginning of period     $    482     $    527           531
Provision (credit) for loan losses                       24          (45)           (4)
Loans charged-off (recovered) <F1>                        -            -             -
                                                   --------     --------      --------
Allowance for loan losses, end of period           $    506     $    482      $    527
                                                   ========     ========      ========
Allowance for loan losses as a percent of
  total loans outstanding                              5.10%        4.80%         5.37%
Allowance for loan losses as a percent of
  nonperforming loans and troubled debt
  restructurings                                       68.1%       74.16%     1,011.54%

<F1>   There were no loan charge-off or recoveries in 1998, 1997 and 1996.

      The  following  table  presents   the  allocation  of  the  Company's
allowance for loan losses by type of loan at each of the dates indicated.

                                                                      December 31,
                                  ----------------------------------------------------------------------------------
                                              1998                       1997                         1996
                                  --------------------------    ------------------------     -----------------------
                                                     Loan                          Loan                       Loan
                                                   Category                      Category                   Category
                                      Amount       as a % of     Amount         as a % of     Amount       as a % of
                                        of          Total          of              Total        of           Total
                                     Allowance      Loans       Allowance         Loans      Allowance       Loans
                                  -------------   ---------     ---------       --------     ---------      --------
One-to four-family residential    $   214            81.4%      $   211             79.7%        299            83.4%
Construction                            -               -             -              0.4           3             0.9
Commercial real estate                272             6.9           271              7.3         229             6.8
Consumer                               20            11.7             -             12.6           -             8.9
                                  -------         --------      -------         ---------    -------        ---------
Total                             $   506           100.0%      $   482            100.0%    $   531           100.0%
                                  =======         ========      =======         =========    =======        =========

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

      The $27.4 million of mortgage-backed securities at December 31, 1998 were accounted for as available for sale and are thus carried at market value. For additional information relating to the Company's mortgage-
backed  securities,  see  Note   F  of   Notes  to  Consolidated  Financial
Statements.

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

         The following table sets forth the composition of the Company's mortgage-backed securities at each of the dates indicated.

                                                          December 31,
                                                -------------------------------
                                                  1998       1997        1996
                                                --------   --------    --------
                                                        (In Thousands)
Mortgage-backed securities held to maturity:
   FNMA                                         $    -     $ 15,256    $ 16,684
   FHLMC                                             -        3,773       3,927
   GNMA                                              -        2,801       3,199
                                                --------   --------    --------
     Subtotal                                        -       21,830      23,810
                                                --------   --------    --------
Mortgage-backed securities available for sale:
   FNMA                                           16,476      4,963       5,415
   FHLMC                                           3,941      1,142       2,761
   GNMA                                            6,975        510         901
                                                --------   --------    --------
     Subtotal                                     27,392      6,615       9,077
                                                --------   --------    --------
Total                                           $ 27,392   $ 28,445    $ 32,887
                                                ========   ========    ========

      Information regarding the contractual maturities and weighted average yield of the Company's mortgage-backed securities portfolio at December 31, 1998 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

                                        Amounts at December 31, 1998 Which Mature in
                           -----------------------------------------------------------------------
                                                               After Five
                              One Year      After One to           to           Over 10
                               Or Less       Five Years         10 Years         Years      Total
                           -------------  ---------------   --------------   ------------  -------
                                                   (Dollars In Thousands)
Held to maturity:
   FNMA                    $   -          $     -           $    -           $     -       $    -
   GHLMC                       -                -                -                 -            -
   GNMA                        -                -                -                 -            -
                           -------        ---------         -------          ---------     --------
Total                      $   -          $     -           $    -           $     -       $    -
                           =======        =========         =======          =========     ========
 Weighted average yield        -  %             -  %             - %               -  %         -  %
                           =======        =========         =======          =========     ========
Available for sale:
   FNMA                    $    53        $   1,435         $    28          $  14,960     $ 16,476
   FHLMC                       -                 12              62              3,867        3,941
   GNMA                        -                162              12              6,801        6,975
                           -------        ---------         -------          ---------     --------
Total                      $    53        $   1,609         $   102          $  25,628     $ 27,392
                           =======        =========         =======          =========     ========
 Weighted average yield       6.61%            6.97%           9.41%              6.49%        6.53%
                           ========       ==========        ========         ==========    ========

Total mortgage-backed
 securities
   FNMA                    $    53        $   1,435         $    28          $  14,960    $  16,476
   FHLMC                       -                 12              62              3,867        3,941
   GNMA                        -                162              12              6,801        6,975
                           -------        ---------         -------          ---------
Total                      $    53        $   1,609         $   102          $  25,628    $  27,392
                           =======        =========         =======          =========     ========
 Weighted average yield       6.61%            6.97%           9.41%              6.49%        6.53%
                           =======        =========         =======          =========     ========

      The following table sets forth the purchases, sales and principal repayments of the Company's mortgage-backed securities during the periods indicated.

                                                At or For the
                                            Year ended December 31,
                                 -------------------------------------------
                                    1998            1997              1996
                                 ---------       ----------        ---------
                                           (Dollars in Thousands)
Mortgage-backed securities
  at beginning of period         $  28,445       $  32,918         $ 28,149
Purchases                            5,538             969            8,360
Repayments                          (5,578)         (3,769)          (3,719)
Sales                               (1,136)         (1,650)             -
Mark to market adjustment              197              54              -
Amortizations of premiums and
  discounts, net                       (74)            (77)             128
                                 ---------       ---------         --------
Mortgage-backed securities at
  end of period                  $  27,392       $  28,445         $ 32,918
                                 =========       =========         ========
Weighted average yield at
  end of period                       6.53%           6.58%            6.59%
                                 =========       =========         =========


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

      Investment securities (excluding FHLB stock) totalled $5.3 million or 10.9% of total assets at December 31, 1998. All $5.3 million of investment securities, which consists of U.S. Government and agency securities, are accounted for as available for sale and are carried at market value. Of the $5.3 million of investment securities, $117,000 or 2.2% mature within five years of December 31, 1998.

      The following table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated.

                                                                        December 31,
                                  ------------------------------------------------------------------------------
                                           1998                          1997                       1996
                                  ----------------------       ----------------------     ---------------------
                                   Carrying       Market       Carrying       Market      Carrying      Market
                                    Value         Value         Value         Value        Value        Value
                                  ---------       ------       --------       ------      --------      ------
                                                                        (In Thousands)
Available for Sale:
  U.S. Treasury                   $    -        $    -         $    -        $    -       $    -       $    -
  FHLB notes                         2,749         2,749          2,787         2,785        1,999        1,992
  FNMA notes                           734           734            200           200          325          325
  FHLMC notes                        1,454         1,454          1,100         1,100          150          151
  Other                                367           367            -             -            -            -
  Southeast Texas Housing Finance
     Authority <F1>                    -             -              -             -             43           43
  Louisiana Agricultural Finance
     Authority <F1>                    -             -              -             -             19           19
                                  --------      --------       --------      --------     --------     --------
 Subtotal                            5,304         5,304          4,087         4,085        2,536        2,530

Less:
  Allowance for loss                   -             -              -             -             62           62
  Discount on securities               -             -              -             -              2            2
                                  --------      --------       --------      --------     --------     --------
Total available for sale             5,304         5,304          4,087         4,085        2,472        2,466
                                  --------      --------       --------      --------     --------     --------
Held to maturity
  Louisiana Public Facility
      Authority                        -             -              -             -            -            -
      FHLB notes                       -             -              -             -            425          425
  Federal Farm Credit Bank             -             -              -             -            200          200
  Certificates of deposit              -             -              -             -            -            -
  Sallie Mae                           -             -              -             -            200          200
  FHLB stock                           512           512            483           483          455          455
                                  --------      --------       --------      --------     --------     --------
Total held to maturity                 512           512            483           483        1,280        1,280
                                  --------      --------       --------      --------     --------     --------
   Total                          $  5,816      $  5,816       $  4,570      $  4,568     $  3,752     $  3,746
                                  ========      ========       ========      ========     ========     ========

<F1>  Gross of a related allowance for loss.

      The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1998. No tax-exempt yields have been adjusted to a tax-equivalent basis.

                                                  Amounts at December 31, 1998 Which Mature in
                               -------------------------------------------------------------------------------------
                                                                Over One
                                                 Weighted         Year          Weighted        Over     Weighted
                                  One Year        Average        Through         Average        Five      Average
                                   Or Less         Yield       Five Years         Yield         Years      Yield
                               -------------- -------------- --------------  -------------  ----------- ------------
                                                         (Dollars in thousands)
Bonds and other debt securities
  available for sale:
   FHLB notes                  $     -               -       $     -              -         $    2,749        6.45%
   FNMA notes                        -               -             -              -                735        6.96
   FHLMC notes                       -               -             -              -              1,453        6.52
   Other                             -               -             -              -                250        6.75
                               ---------      -----------    ----------      ---------      ----------  ------------
  Subtotal                           -               -             -              -              5,187        6.56

Equity securities:                   -               -             -              -                -          -
Other                                117             -             -              -                -          -
FHLB stock <F1>                      -               -             -              -                512        6.00
                               ---------      -----------    ----------      ---------      ----------  ------------
     Total                     $     117             -  %    $     -              -  %      $    5,699        6.51%
                               =========      ===========    ==========      =========      ==========   ==========

<F1>     As a member of the FHLB of Dallas, the Association  is required to maintain its investment in FHLB stock, which has no stated maturity.

      At December 31, 1998, the Company did not have investments in any one issuer which exceeded more than 10% of the Company's total stockholders' equity, except for FHLB notes which had both a carrying value and a market value of $2.7 million at December 31, 1998 and FHLMC notes which had both a carrying value and a market value of $1.5 million at December 31, 1998

SOURCES OF FUNDS

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

      DEPOSITS. The Company's deposits are attracted principally from within the Company's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market deposit accounts ("MMDA's"), regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $4.3 million or 10.9% of total deposits at December 31, 1998. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

      The large variety of deposit accounts offered by the Association has increased the Association's ability to retain deposits and allowed it to be more competitive in obtaining new funds, but has not eliminated the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities). During periods of high interest rates, deposit accounts that have adjustable interest rates have been more costly than traditional passbook accounts. In addition, the Association is subject to short-term fluctuations in deposit flows because funds in transaction accounts can be withdrawn at any time and because 58.6% of the certificates of deposit at December 31, 1998 mature in one year or less. The Association's ability to attract and maintain deposits is affected by the rate consciousness of its customers and their willingness to move funds into higher-yielding accounts. The Association's cost of funds has been, and will continue to be, affected by money market conditions.

      The following table shows the distribution of , and certain other information relating to, the Company's deposits by type of deposit, as of the dates indicated.

                                                                        December 31,
                                   -----------------------------------------------------------------------------
                                             1998                        1997                      1996
                                  -----------------------      ----------------------     ----------------------
                                     Amount          %            Amount        %            Amount       %
                                  ------------   --------      -----------   --------     -----------  ---------
                                                               (Dollars in Thousands)
Certificate accounts:
  2.00% - 2.99%                    $     -            - %      $     -            - %     $     94         0.3%
  3.00% - 3.99%                          -            -              33           -             -           -
  4.00% - 4.99%                          -            -              -            -          6,957        19.0
  5.00% - 5.99%                      24,873         63.0         23,644         66.6        13,347        36.4
  6.00% - 6.99%                       5,942         15.0          2,293          6.5         5,544        15.1
  7.00% - 7.99%                         -             -           1,068          3.0         1,990         5.4
  8.00% or more                         -             -              -            -             -           -
                                   --------      --------      --------      --------      -------     --------
     Total certificate accounts      30,815         78.0         27,038         76.1        27,932        76.2
                                   --------      --------      --------      --------      -------     --------
Transaction accounts:
  Passbook savings                    5,128         13.0          5,483         15.4        5,774          15.8
  MMDAs                                 802          2.0          1,915          5.4        1,216           3.3
  Demand and NOW accounts             2,750          7.0          1,098          3.1        1,713           4.7
                                   --------      --------      --------      --------      -------     --------
     Total transaction accounts       8,680         22.0          8,496         23.9        8,703          23.8
                                   --------      --------      --------      --------      -------     --------
Total deposits                     $ 39,495        100.0%      $ 35,534        100.0%      $36,635       100.0%
                                   ========      ========      ========      ========      =======     ========

      The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                                  Year Ended December 31,
                                   -------------------------------------------------------------------------------
                                             1998                         1997                      1996
                                   --------------------------   ------------------------   -----------------------
                                                    Average                     Average                   Average
                                      Average        Rate         Average        Rate        Average       Rate
                                      Balance        Paid         Balance        Paid        Balance       Paid
                                   ------------   -----------   -----------   ----------   ----------   ----------
                                                                   (Dollars in Thousands)

Passbook savings accounts          $  5,295           2.63%     $  5,602          2.60%    $ 6,856           2.56%
Demand and NOW accounts               1,413           2.10         1,893          2.20       1,716           2.20
MMDAs                                   993           2.55         1,210          2.40       1,475           2.41
Certificates of deposit              32,054           5.50        27,242          5.53      28,706           5.47
                                   ------------   -----------   -----------   ----------   ----------   ----------
  Total interest-bearing deposits  $ 39,755           4.92%     $ 35,947          4.79%    $38,753           4.69%
                                   ============   ===========   ===========   ==========   ==========   ==========

      The following table sets forth the savings flows of the Company during the periods indicated.

                                                       Year Ended December 31,
                                                  --------------------------------
                                                    1998          1997      1996
                                                  ---------    ---------  --------
                                                            (In Thousands)
Increase (decrease) before interest credited <F1>     2,077    $ (2,657)  $(3,001)
Interest credited                                     1,471       1,556     1,433
                                                  ---------    ---------  --------
  Net increase (decrease) in deposits             $   3,548    $ (1,101)  $(1,568)
                                                  =========    =========  ========

<F1>  The  information   provided  is net of deposits and  withdrawals
      because the gross amount of deposits and withdrawals is not readily available.

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

      The Association does not advertise for deposits outside of its primary market area. At December 31, 1998, the Association had no deposits that were obtained through deposit brokers. The Association does not actively solicit broker deposits and does not pay fees to such brokers.

      The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 1998 which mature during the periods indicated.

                                                         Balance at December 31, 1998
                                                Maturing in the 12 Months Ending December 31,
                                                ---------------------------------------------
Certificates of Deposit           1999              2000               2001           THEREAFTER          TOTAL
-----------------------         --------         ---------           --------         ----------          -----
                                                                  (In Thousands)

3.00% - 3.99%                  $     35          $      -                 -          $     -            $     35
4.00% - 4.99%                     4,535               238                350              33               5,156
5.00% - 5.99%                    13,302             5,624                901             867              20,694
6.00% - 6.99%                       127               512                426           2,941               4,006
7.00% - 7.99%                        58               461                167             238                 924
                               --------          --------            -------         -------            --------
  Total certificate accounts   $ 18,057          $  6,835            $ 1,844         $ 4,079            $ 30,815
                               ========          ========            =======         =======            ========

      The following table sets forth the maturities of the Company's certificates of deposit of $100,000 or more at December 31, 1998 by time remaining to maturity.

Maturing During Quarter Ending:                         Amounts
-------------------------------                         -------
                                                     (In Thousands)
March 31, 1999                                       $       206
June 30, 1999                                                305
September 30, 1999                                           221
December 31, 1999                                            203
After December 31, 1999                                    1,628
   Total certificates of deposit with                ------------
   balances of $100,000 or more                      $     2,563



BORROWINGS.

      The Association may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, investment securities and mortgage-backed securities, provided certain standards related to credit worthiness have been met. See "Regulation - The Association - Federal Home Loan Bank System." Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. The Association did not have any advances from the FHLB at December 31, 1998.

SUBSIDIARY

      The Association is a wholly-owned subsidiary of the Company. At December 31, 1998, the Association had no subsidiaries. Under Louisiana law, a state-chartered association may invest up to 10% of its assets in service organizations or corporations.

      On December 23, 1996, the Company acquired a 70% interest in Jefferson Community Lending, which was engaged in the business of mortgage lending. During 1998, the Company continued a restructuring plan to reduce costs and increase future operating efficiencies by consolidating the operations of Jefferson Community Lending into those of the Association and commencing the dissolution of Jefferson Community Lending.

      In January 1998, the Company formed Algiers.Com, Inc. Algiers.Com, Inc. owns a 51% interest in Planet Mortgage, L.L.C. ("Planet Mortgage"), which was formed during 1998. Planet Mortgage is engaged in the solicitation of mortgage loans through its internet site at www.planetmortgage.com.

COMPETITION

      The Company faces significant competition both in attracting deposits and in making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. Some of the Company's major competitors include Bank One, Hibernia National Bank, Whitney National Bank and Fifth District Savings and Loan. In addition, the Company faces additional significant competition for investors' funds from short-term money market mutual funds and issuers of corporate and government securities. The Company competes for deposits principally by offering depositors a variety of deposit programs. The Company does not rely upon any individual group or entity for a material portion of its deposits. The Company estimates that its market share of total deposits in Orleans parish and Jefferson parish, Louisiana is less than 1.0%.

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

EMPLOYEES

      The Company and its subsidiaries had 17 full-time employees at December 31, 1998, and has added three additional employees since that date to staff the Association's new branch location which opened March 18, 1999. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

      LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and OTS regulations. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, such provisions (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by such provisions, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

      In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1998, the Association was in compliance with the above restrictions.

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

      In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally range from zero basis points to 27 basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 basis points to 27 basis points in order to include assessments paid to the Financing Corporations ("FICO"). From 1998 through 1999, SAIF members will pay 6.4 basis points to fund the FICO, while BIF member institutions will pay approximately 1.3 basis points. The Association's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.4 basis points effective January 1, 1998. Based on the $36.5 million of assessable deposits at December 31, 1996, the Association paid approximately $73,000 less in insurance premiums in 1997.

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

      Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital is given the same definition as core capital but is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. At December 31, 1998, the Association had no intangible assets which are deducted in computing its tangible capital. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At December 31, 1998, the Association had no subsidiaries.

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

      At December 31, 1998, the Association exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 15.6%, 15.6% and 53.3%, respectively. The following table sets forth the Association's compliance with each of the above-described capital requirements as of December 31, 1998.

                                                     Tangible               Core              Risk-Based
                                                      Capital            Capital<F1>          Capital<F2>
                                                   ------------        --------------       --------------
                                                                   (Dollars in Thousands)
Capital under GAAP                                 $    7,623          $    7,623           $     7,623
Additional capital items:
  General valuation allowances<F3>                       -                    -                    151
  Net realized gain on securities available
   for sale                                             (207)               (207)                 (207)
                                                   -------------       --------------       --------------
Regulatory capital                                     7,416               7,416                 7,567
Minimum required regulatory capital<F4>                  714               1,428                 1,136
                                                   -------------       --------------       --------------
Excess regulatory capital                          $   6,702           $   5,988            $    6,431
                                                   =============       ==============       ==============
Regulatory capital as a percentage                    15.58%              15.58%                53.28%
Minimum capital required as a percentage<F4>           1.50%               3.00%                 8.00%
                                                   -------------       --------------       --------------
Regulatory capital as a percentage in excess
 of requirements                                      14.08%              12.58%                45.28%
                                                   =============       ==============       ==============

<F1>  Does not reflect the 4.0% requirement to be met in order for an institution to be "adequately capitalized." See " -Prompt Corrective Action."
<F2>  Does not reflect the interest-rate risk component in  the risk-
      based capital requirement, the effective date of which has been postponed as discussed above.
<F3>  General  valuation  allowances are only used in the calculation of risk-based capital. Such allowances are limited to 1.25% of risk-weighted assets.
<F4>  Tangible and core capital  are  computed  as  a  percentage  of adjusted total assets of $47.6 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $14.2 million.

      Effective  November  28, 1994, the OTS  revised  its  interim  policy issued in August 1993 under which savings institutions computed their regulatory capital in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the revised OTS policy, savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital. This change in policy decreased the Association's regulatory capital at December 31, 1998 by approximately $207,000.

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

      At December 31, 1998, the Association was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

      LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At December 31, 1998, the Association's liquidity ratio was 13.0%.

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

      At December 31, 1998, the Association was a Tier 1 institution for purposes of this regulation.

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

      Currently, the prong of the QTL test that is not based on the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of very 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1998, the qualified thrift investments of the Association were approximately 81.72% of its portfolio assets.

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

      As a member, the Association is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1998, the Association had $512,000 in FHLB stock, which was in compliance with this requirement.

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

      FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 1998, no reserves were required to be maintained on the first $4.4 million of transaction accounts, reserves of 3% were required to be maintained against the next $46.3 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%, is required against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

      The Association is required by Louisiana law and regulations to comply with certain reserve and capital requirements. At December 31, 1998, the Association was in compliance with all applicable reserve and capital requirements.

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

      The investment authority of Louisiana-chartered savings associations is broader in many respects than that of federally-chartered savings and loan associations. However, state-chartered savings associations, such as the Association, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally-chartered savings association. This prohibition applies to equity investments in real estate, investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At December 31, 1998, the Association was in compliance with such provisions.

      Furthermore, effective January 1, 1990, a state-chartered savings association may not engage as principal in any activity not permitted for federal associations unless the FDIC has determined that such activity would pose no significant risk to the affected deposit insurance fund and the Association is in compliance with the fully phased-in capital standards prescribed under FIRREA. When certain activities are permissible for a federal association, the state association may engage in the activity in a higher amount if the FDIC has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the Association meets the fully phased-in capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At December 31, 1998, the Association had no investments which were affected by the foregoing limitations.

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

      YEAR. The Company and the Association file federal income tax returns on the basis of a calendar year ending on December 31. For 1998 and 1999, the Company and the Association intend to file a consolidated tax return.

      BAD DEBT RESERVES. In August 1966, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Association must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At December 31, 1998, the Association's post-1987 excess reserves amounted to approximately $445,000. The recapture will occur over a six-year period, the commencement of which was delayed until the first taxable year beginning after December 31, 1998, since the Association met certain residential lending requirements. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and reversal and excess bad debt reserves is adequately provided for in the Association's deferred tax liability.

      At December 31, 1998, the federal income tax reserves of the Association included $1.3 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Association in connection with the conversion of the Association to stock form, the retained earnings of the Association are substantially restricted.

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

      NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1998, the Association had no NOL carryforwards for federal income tax purposes.

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

      The Association's federal income tax returns for the tax years ended December 31, 1995 forward are open under the statute of limitations and are subject to review by the IRS.

STATE TAXATION
      The Company is subject to the Louisiana Corporation Income Tax based on its Louisiana taxable income, as well as franchise taxes. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction and an allowance for net operating losses, if any. In addition, beginning in 1998, the Association is subject to the Louisiana Shares Tax, which is imposed on the assessed value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of the company's capitalized earnings, plus (b) 80% of the company's taxable stockholders' equity, and to subtract from that figure 50% of the company's real and personal property assessment. Various items may also be subtracted in calculating a company's capitalized earnings.

ITEM 2. DESCRIPTION OF PROPERTY.

      At December 31, 1998, the Company and the Association conducted their business from the Association's main office and one branch office in the New Orleans, Louisiana area. The following table sets forth the net book value (including furnishings and equipment) and certain other information with respect to the offices and other properties of the Company at December 31, 1998.

                                                                  Net Book Value of
DESCRIPTION/ADDRESS                       LEASED/OWNED                PROPERTY
-------------------                       ------------            -----------------
Main Office:(In thousands)
  # 1 Westbank Expressway
  New Orleans, Louisiana 70114              Leased                    $  478
Branch Office:
  2021 Carol Sue Avenue
  Terrytown, Louisiana  70056               Owned                        184
                                                                      ---------
    Total                                                             $  662
                                                                      =========


ITEM 3. LEGAL PROCEEDINGS.

      The Company and the Association are involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the consolidated financial condition and results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's stock is not listed on any security exchange. Therefore, the Company does not have exchange data that provides high and low stock prices. The most recent sale of the Company's stock was on April 20, 1999 at $10.25 per share.

      The payment of dividends on the common stock is subject to determination and declaration by the Board of Directors of the Company. The Board of Directors has adopted a policy of paying quarterly cash dividends at a rate of $0.05 per share commencing with the Company's first dividend paid in January 1997. The payment of future dividends will be subject to the requirements of applicable law and the determination by the Board of Directors that the Company's net income, capital and financial condition, banking industry trends and general economic conditions justify the payment of dividends, and it cannot be assured that dividends will continue to be paid by the Company in the future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

      The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to stockholders. Statements made in this Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Words such as "believe," "estimate," "project," "expect," "intend" and variations of such words and similar expressions are intended to identify such forward-looking
statements.   These  statements  are  made  pursuant  to  the  safe  harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); and other risks detailed in this Annual Report and in the Company's other public filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

GENERAL

      The profitability of Algiers Bancorp, Inc. (the "Company") and Algiers Homestead Association (the "Association") depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage-backed securities, loans and investment securities and interest expense on interest-bearing deposits. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Profitability also is dependent, to a lesser extent, on the level of its noninterest income, provision (credit) for loan losses, noninterest expense and income taxes. Noninterest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, federal insurance premiums, and miscellaneous other expenses.

ASSET AND LIABILITY MANAGEMENT

      Consistent net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during periods of fluctuating market interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap", provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets repricing or maturing within a specified period exceeds the amount of interest-rate sensitive liabilities repricing or maturing within such period, and is considered negative when the amount of interest-rate sensitive liabilities repricing or maturing within a specified period exceeds the amount of interest-rate sensitive assets repricing or maturing within such period. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. However, the effects of a positive or negative gap are impacted, to a large extent, by consumer demand and by discretionary pricing by the Association's management.

      The Association attempts to manage its interest rate risk by maintaining a high percentage of its assets in adjustable-rate mortgage-backed securities and in adjustable-rate mortgages ("ARMs"). From 1985 to 1995, the only residential mortgages originated by the Association were ARMs. During 1996, the Association started offering fixed rate mortgage loans. It was the opinion of management that a mix of fixed rate and adjustable-rate mortgage product would better insulate the Association from periods of rate fluctuation. At December 31, 1998, the Association's fixed-rate mortgage-backed securities amounted to $4.6 million or 9.5% of total assets, its ARMs amounted to $7.1 million or 14.6% of total assets and its adjustable-rate mortgage-backed securities amounted to $22.8 million or 46.9% of total assets. The interest rate on the ARMs and a portion of the adjustable-rate mortgage-backed securities, however, adjusts no more frequently than once a year, with the amount of the change subject to annual limitations, whereas the interest rates on deposits can change more frequently and are not subject to annual limitations. A portion of the Association's adjustable-rate mortgage-backed securities have interest rates which adjust monthly or semi-annually with limitations on the amount of the increase.

      Management also monitors and evaluates the potential impact of interest rate changes upon the market value of the Company's portfolio equity on a quarterly basis, in an attempt to ensure that interest rate risk is maintained within limits established by the Board of Directors. In August 1993 the OTS adopted a final rule incorporating an interest rate risk component into the risk-based capital rules. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value ("NPV") exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. A resulting change in NPV of more than 2% of the estimated market value of an institution's assets will require the institution to deduct 50% of that excess change. The rule provides that the OTS will calculate the interest rate risk component quarterly for each institution. The OTS has recently indicated that no institution will be required to deduct capital for interest rate risk until further notice. Because a 200 basis point increase in interest rates would have decreased the Company's NPV by less than 2% as a percentage of the estimated market value of it assets at December 31, 1998, the Company would not have been subject to any capital deduction as of December 31, 1998 if the regulation had been effective as of such date. The following table presents the Company's NPV as of December 31, 1998, as calculated by the OTS, based on information provided to the OTS by the Association.


  Change in                                                   Change in
Interest Rates            Net Portfolio Value                NPV as % of              NPV as % of
in Basis Points     ----------------------------------     Portfolio Value          Portfolio Value
 (Rate Shock)        Amount     $ Change     % Change         of Assets              of Assets <F1>
---------------     --------   ----------   ----------    ----------------        -----------------
                          (Dollars in Thousands)
400                 $ 6,067     $ (1,615)       -21%             13.4                   -2.43%
300                   6,470       (1,211)       -16%             14.1                   -1.79%
200                   6,855         (826)       -11%             14.7                   -1.20%
100                   7,243         (439)        -6%             15.2                   -0.63%
Static                7,682           --         --              15.9                      --
(100)                 8,226          544          7%             16.7                    0.78%
(200)                 8,835        1,153         15%             17.5                    1.64%
(300)                 9,574        1,892         25%             18.5                    2.66%
(400)                10,270        2,588         34%             19.4                    3.56%

<F1>  Based on the portfolio value of the Company's  assets assuming no change in interest rates.


CHANGES IN FINANCIAL CONDITION

      ASSETS. Total assets increased to $48.6 million at December 31, 1998 from $45.3 million at December 31, 1997.

      Mortgage-backed securities as a percentage of total assets decreased to 56.3% at December 31, 1998 from 62.7% at December 31, 1997. All of the Company's mortgage-backed securities are either insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association (FNMA") or the Government National Mortgage Association ("GNMA"). Mortgage-backed securities increase the quality of the Company's assets by virtue of the guarantees that support them, require fewer personnel and overhead costs than individual residential mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Algiers. However, mortgage-backed securities typically yield less than individual residential montage loans.

      At December 31, 1998, net loans receivable totalled $9.3 million or 19.1% of total assets. Of the total loan portfolio, $7.8 million or 79.6% consisted of one-to-four family residential loans. Consumer loans accounted for $1.3 million or 13.5% of the total loan portfolio, and 6.9% of the portfolio consisted of commercial real estate loans.

      Mortgage-backed securities and investment securities were 56.3% and 10.9% of total assets, respectively, at December 31, 1998. Of such amount, $117,000 or 0.2% of total assets mature within one year of December 31, 1998. See Notes C, D and F to the Consolidated Financial Statements. Cash and cash equivalents amounted to 10.0% of total assets at such date.

      Non-performing assets have increased from 1.44% of total assets at December 31, 1997 to 1.7% of total assets at December 31, 1998. Non-accruing single-family residential loans represented 29.7% of the $799,000 of total non-performing assets at December 31, 1998. The balance of non-performing assets included one commercial loan accounting for 62.6%. At December 31, 1998, the Company's allowance for loan losses equalled
$506,000 or 5.1% of total loans outstanding. The Company's largest commercial real estate loan with a principal balance of $500,000 and a specific reserve of $261,000 as of December 31, 1998 is not current as of March 31, 1999. The Company's management is closely monitoring this loan and is discussing its status with the borrower. It is the opinion of management that the property securing this loan has a value adequate to cover the net amount of the loan.

      The Company's total deposits increased during 1998 to $39.5 million at December 31, 1998 from $35.5 million at December 31, 1997. Certificates accounts increased by $3.8 million or 14.0% from December 31, 1997 to December 31, 1998, while transaction accounts increased by $184,000 or 2.2% during the period.

      Total stockholders' equity was $8.6 million at December 31, 1998, a decrease of $900,000 from December 31, 1997. The decrease was due to a $1.2 million purchase of treasury stock, $60,000 purchase of shares for the MRP Trust and dividends of $122,000. These decreases were partially offset by increases from net income of $161,000, a $72,000 allocation to the Employee Stock Ownership Plan, a $12,000 allocation to the Management Retention Plan Trust and a $177,000 increase in Accumulated Other Comprehensive Income.

RESULTS OF OPERATIONS

      NET INCOME. The Company's net income decreased by $50,000 or 23.7% in 1998 and increased by $54,000 or 34.4% in 1997. The decrease in 1998 is attributable to a decrease of $52,000 in net interest income, a $69,000 increase in the provision for loan losses and a decrease of $99,000 in non-interest income related primarily to the recapture of an allowance for securities losses in 1997. Also contributing to the reduction was a decrease of $178,000 in non-interest expenses and an increase in income taxes of $55,000 and an increase in minority interest in loss of an unconsolidated subsidiary.

      NET INTEREST INCOME. The primary source of earnings is net interest income, which is the difference between income generated from interest-earning assets and interest expense from interest-bearing liabilities. Net interest income decreased by $52,000 or 3.7% in 1998, and increased $181,000 or 14.8% in 1997. The decrease in 1998 was due to a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities and to a lesser extent the increase in the interest rate spread. Interest rate spread is the yield on interest-earning assets minus the costs of interest-bearing liabilities.

      The Company's average interest rate spread decreased to 2.24% for 1998 from 2.27% for 1997 after increasing from 2.21% for 1996. In addition, its ratio of average interest-earning assets to average interest-bearing liabilities decreased to 119.26% for 1998 from 122.45% for 1997, which represented an increase from the 113.29% for 1996. The decrease in the average interest rate spread was due to the average rate paid on interest-bearing liabilities increasing, while the average yield on interest-earning assets decreased.

      AVERAGE BALANCES, NET INTEREST INCOME, AND YIELDS EARNED AND RATES PAID. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances.

                                                                     Year ended December 31,
                               ---------------------------------------------------------------------------------------------------
                                           1998                                1997                              1996
                               ------------------------------      -----------------------------     -----------------------------
                                                       Average                            Average                          Average
                               Average                 Yield/      Average                Yield/     Average               Yield/
                               Balance    Interest     Rate<F1>    Balance    Interest    Rate(1)    Balance   Interest    Rate<F1>
                               -------    --------     ------      -------    --------    ------     -------   --------    -------
                                                                 (Dollars in Thousands)

Interest-earning assets:
  Loans receivable<F2>......   $ 9,983     $  916       9.18%      $ 9,298       837      9.00%      $ 9,581    $   776     8.10%
  Mortgage-backed securities    27,918      1,747       6.26        30,912     1,993      6.45        30,872      2,008     6.50
  Investment securities<F3>.     4,695        364       7.75         2,576       219      8.50         1,772        166     9.37
  Other interest-earning
   assets...................     2,145        137       6.39         1,796       106      5.90         2,025        109     5.38
                               -------     ------       -----       ------     -----      -----      -------    -------     -----
   Total interest-earning
   assets...................    44,741      3,164       7.07%       44,582     3,155      7.08%       44,250      3,059     6.91%
                               -------     ------       -----       ------     -----      -----      -------    -------     -----
  Noninterest-earning
  assets....................     2,228                               2,346                             1,406
                               -------                              ------                           -------
   Total assets.............   $46,969                             $46,928                           $45,656
                               =======                             =======                           =======

Interest-bearing
liabilities:
  Passbook, NOW and money
      market accounts.......   $ 8,588        196        2.28%      $ 8,705       216      2.48%      $10,047       249      2.48%
  Certificates of deposit...    28,926      1,616        5.59        27,242     1,506      5.53        28,706     1,569      5.47
                               -------      -----        -----      -------     -----      -----       ------    ------      -----
      Total deposits........    37,514      1,812        4.83        35,947     1,722      4.79        38,753     1,818      4.69
  FHLB advances.............       -          -          0.00           462        29      6.28           307        18      5.86
                               -------      -----        -----      -------     -----      -----       ------    ------      -----
      Total interest-bearing
      liabilities...........    37,514      1,812        4.83%       36,409     1,751      4.81%       39,060     1,836      4.70%
                               -------      -----        -----      -------     -----      -----       ------    ------      -----
Noninterest-bearing
liabilities<F4>.............       395                                  851                             1,870
                               -------                              -------                            ------
      Total liabilities.....    37,909                               37,260                            40,930
  Stockholders' equity......     9,060                                9,668                             4,726
                               -------                              -------                            ------
      Total liabililites and
       stockholders'equity..   $46,969                              $46,928                           $45,656
                               =======                              =======                           =======
Net interest-earning assets.   $ 7,227                              $ 8,173                           $ 5,190
                               =======                              =======                           =======
Net interest income; average
   interest rate spread.....               $1,352        2.24%                 $1,404      2.27%                 $1,223      2.21%
                                           ------        -----                 ------      -----                 ------      -----
Net interest margin<F5>.....                             3.02%                             3.15%                             2.76%
                                                         =====                             =====                             =====
Average interest-earning
assets to average
interest-bearing liabilities                           119.26%                           122.45%                           113.29%
                                                       =======                           =======                           =======

<F1>  At December 31, 1998, the weighted average yields earned  and  rates paid were as follows: loans receivable, 9.18%; mortgage-backed securities, 6.26%; investment securities, 7.75%; other interest-earning assets, 6.39%; total interest-earning assets 7.07%; deposits, 4.83%; FHLB advances 0.00%; and interest rate spread, 2.24%.
<F2>  Includes nonaccrual loans during the  respective periods.  Calculated net of deferred fees and discount, loans in process and allowance for loan losses.
<F3>  Includes   non-accruing  investment  securities  during  the   respective
      periods.
<F4>  Includes noninterest-bearing deposits.
<F5>  Net interest  margin  is net interest income divided by average interest-
      earning assets.

      RATE/VOLUME ANALYSIS. The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Algiers' interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (change in rate multiplied by prior year volume), (ii) changes in volume (change in volume multiplied by prior year rate), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                                1998 VS. 1997                                   1997 VS. 1996
                                  -------------------------------------------        -----------------------------------
                                                  Increase                                        Increase
                                                 (Decrease)                                      (Decrease)
                                                   Due to                                          Due to
                                  -------------------------------------------        -----------------------------------
                                                                   Total                                        Total
                                                                  Increase                                     Increase
                                   Rate         Volume           (Decrease)          Rate         Volume      (Decrease)
                                   ----         ------           ----------          ----         ------      ----------
                                                (In Thousands)                                (In Thousands)
Interest income:
  Loans receivable               $  16         $   63             $  79              $ 71         $ (25)      $  46
  Mortgage-backed securities       (58)          (188)             (246)              (15)            -         (15)
  Investment securities            (17)           162               145               (15)           68          53
  Other interest-earning assets      9             22                31                10           (13)         (3)
                                 ------         ------            ------             -----        ------       -----
     Total interest income         (50)            59                 9                51            30          81
                                 ------         ------            ------             -----        ------       -----
Interest expense:
  Passbook, NOW and
     money market accounts         (18)            (2)              (20)                2           (34)        (32)
  Certificates of deposits          16             94               110                20           (83)        (63)
                                 ------         ------            ------             -----        ------       -----
     Total deposits                 (2)            92                90                22          (117)        (95)
  FHLB advances                    (14)           (15)              (29)                1            10          11
                                 ------         ------            ------             -----        ------       -----
     Total interest expense        (16)            77                61                23          (107)        (84)
                                 ------         ------            ------             -----        ------       -----
Increase (decrease) in net
  interest income                $ (34)         $ (18)            $ (52)             $ 28         $ 137       $ 165
                                 ======         ======            ======             =====        ======      ======

      INTEREST INCOME. Interest on loans increased $79,000 or 9.4% in 1998 due to an increase in the average outstanding balances of $685,000 and an increase in the weighted average yields on loans receivable to 9.18% from 9.00%. A substantial portion of the loans have adjustable interest rates, and the change in the average yields reflects the general change in market interest rates.

      Interest on mortgage-backed securities decreased by $246,000 or 12.3% in 1998 from 1997, due to a $3.0 million or 9.7% decrease in the average balance and a decrease in the average yield to 6.26% in 1998 from 6.45% in 1997. The average balance decreased as the amount of mortgage-backed securities purchased in 1998 decreased by $3.7 million from 1997. The lower purchases in 1998 were partially offset by higher repayments and the sale of $1.2 million in 1998. The decreased yield was due to the interest rate on a large portion of the adjustable-rate mortgage-backed securities adjusting downward in 1998.

      Interest on investment securities increased by $145,000 or 66.2% in 1998 from 1997, due to an increase in the average balance of $2.1 million from 1997, which was partially offset by a decrease in the average rate to 7.75% in 1998 from 8.50% in 1997. During 1998 the Company purchased $4.9 million of callable notes and bonds issued by various government agencies which had interest rates of 5.63% to 6.75%. These notes and bonds partially accounted for the increase in the average yield on investment securities.

      Other interest income, which consists of dividends on FHLB stock and interest on overnight deposits at the FHLB, increased by $31,000 or 29.2% in 1998 over 1997, due to a $300,000 or 16.7% increase in the average balance. The average yield increased to 6.39% in 1998 from 5.90% in 1997 due to a decrease in the rate paid by the FHLB of Dallas on overnight deposits. The increase in the average balance resulted from the Company purchasing additional FHLB stock and increasing overnight deposits in 1998.

      Total interest income increased by $9,000 or 0.3% in 1998 from 1997, due to a $159,000 or 0.4% increase in the average balance of total interest-earning assets and a decrease in the average yield to 7.07% in 1998 from 7.08% in 1997.

      INTEREST EXPENSE. Interest on deposits increased by $90,000 or 5.2% in 1998 over 1997, due to a $1.6 million or 4.5% decrease in the average balance and an increase in the average rate to 4.83% in 1998 from 4.79% in 1997. The increase in the average balance was mostly due to an increase in the average balance of certificates of deposit. The average rate paid on certificates of deposit increased to 5.59% in 1998 from 5.53% in 1997, which increase was mostly offset by a decrease in the average rate paid by the Company on its transaction accounts to 2.28% in 1998 from 2.48% in 1997.

      Interest on FHLB advances decreased by $29,000 or 100.0% in 1998 from 1997, primarily due to a decrease in the average balance of FHLB advances of $462,000 in 1998.

      Total interest expense increased by $61,000 or 3.5% in 1998 over 1997, primarily due to the increase in the average balance of certificates of deposit.

      PROVISION (CREDIT) FOR LOAN LOSSES. The Company provided (recovered) $24,000, ($4,000) and ($24,000) of its allowance for loan losses in 1998, 1997 and 1996, respectively. Approximately $7,000 of the credit in 1996 was due to continued principal payments on the Company's largest outstanding commercial real estate loan, which amounted to $500,000 at December 31, 1998. A portion of this loan is classified substandard because the carrying value exceeds the appraised value of the property securing the loan, and the amount of the allowance allocated to this loan ($261,000 at December 31, 1998) is reduced as principal payments are made. The allowance for loan losses amounted to $506,000 or 5.1% of the total loan portfolio at December 31, 1998.

      NONINTEREST INCOME. Service charges and fees, which primarily consist of charges for checking accounts, overdrafts and late payments, increased by $2,000 or 3.8% in 1998 from 1997.

      The gross carrying value of the Company's Guaranteed Investment Contracts (the "GIC bonds") was reduced in 1997 by $62,000 of principal payments. Additionally, the Company recaptured $116,000 of its provision for security losses related to this investment during 1997 and $5,000 during 1998. See Note D of Notes to Consolidated Financial Statements.

      In 1998 the Company sold $1.2 million of mortgage-backed securities which were part of the available for sale portfolio which resulted in a gain of $17,000.
      Other noninterest income amounted to $14,000 and $44,000 in 1998 and 1997, respectively.

      Total noninterest income decreased by $99,000 or 44.4% in 1998 from 1997, primarily due to a decrease of $111,000 in recapture of allowance on GIC bonds and an increase of $34,000 in gain on sale of other real estate in 1998. Algiers considers these items to be non-recurring in nature.

      NONINTEREST EXPENSE. Compensation and benefits decreased by $205,000 or 26.8% in 1998 over 1997, due to a reduction in the Company's workforce related to the closing of Jefferson Community Lending.

      Occupancy and equipment expenses increased by $10,000 or 5.8% in 1998 over 1997, primarily due to an increase in the Association's repairs and maintenance of its facilities.

      Federal insurance premiums increased by $6,000 or 33.3% in 1998 from 1997, primarily due to an increase in the deposit base. Federal legislation passed in 1996 required all SAIF member institutions to pay a special one-time assessment to recapitalize the SAIF, and the amount of the assessment for the Association amounted to $241,000, gross of related tax benefits in that year. The payment of such assessment reduced the Company's net income and retained earnings in the period ending September 30, 1996. However, after the recapitilization of the SAIF, the premiums to be paid by SAIF-insured institutions were reduced to a level comparable to those currently being assessed BIF-insured institutions, which will result in the special assessment being recouped in approximately four years through the lower premiums.

      Computer expenses increased by $26,000 or 76.5% in 1998 from 1997, primarily due to a buy-out of the Association's old computer contract for it's on-line computer system.

      Professional services decreased $34,000 or 24.6% in 1998 from 1997, due to a reduction in legal and accounting fees.

      FHLB service charges decreased $10,000 or 40.0% in 1998 from 1997, due to a decrease in the number of mortgage-backed securities which the Company owned in 1998.

      Beginning in 1996, the Company incurred additional expenses as a result of becoming a public company. Such expenses will include, among other things, increased professional fees and printing expenses associated with the Company's reporting obligations, and annual listing fees.

      The Association provided $45,000 of its allowance for real estate owned loss in 1997 and $4,000 in 1996. The allowance for loss on real estate owned was increased in 1997 by $45,000 for properties held more than five years. See Note H of Notes to Consolidated Financial Statements. The real estate owned at December 31, 1998 consisted of one one- to four-family residential property and unimproved land.

      The Association's real estate owned expense, net increased by $5,000 in 1998 from 1997, primarily due to the number of real estate owned properties that were owned by the Association at December 31, 1998.

      Other noninterest expense, which primarily consists of insurance and bond premiums, postage and supplies, and other operating expenses increased by $69,000 or 32.4% in 1998 from 1997. The increase was primarily due to the settlement of a lawsuit in the amount of $30,000 and an increase in other operating expenses of $39,000.

      Total noninterest expense decreased by $178,000 or 12.6% in 1998 from 1997, primarily due to decreases of $205,000 in compensation and benefits, $34,000 in professional services, $45,000 in provision for possible real estate write-downs, $52,000 in other expenses and $10,000 in FHLB services charges partially offset by increases of $10,000 in occupancy and equipment, $26,000 of computer expenses, $6,000 in SAIF assessment and insurance premiums and $5,000 on real estate owned expenses. Total noninterest expense as a percent of average assets was 2.6% in 1998 compared to 2.8% in 1997.

      FEDERAL INCOME TAX EXPENSE. The Company's federal income tax expense increased by $55,000 or 114.6% in 1998 from 1997. The effective tax rate for 1998, 1997 and 1996 was 39.5%, 18.5% and 29.7%, respectively. The effective tax rate of 18.5% in 1997 was the result of the tax benefits from the gross operating loss of $270,000 in the Company's subsidiary Jefferson Community Lending for the year ending December 31, 1997.

      The Company had a deferred tax valuation reserve of $182,000, $194,000 and $194,000 at December 31, 1998, 1997 and 1996, respectively. Other components of the valuation reserve consist of allowances for loan losses and real estate owned losses. For additional information, see Note J of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

      Algiers  is  required under applicable federal  regulations  to  maintain
specified  levels  of   "liquid"   investments  in  qualifying  types  of  U.S.
Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year of less, of which short-term liquid assets must consist of not less than 1%. At December 31, 1998, Algiers' liquidity was 13.0% or $3.4 million in excess of the minimum OTS requirement.

      Cash was generated by Algiers' operating activities during 1998 and 1997 primarily as a result of net income in each period and the provision for depreciation and amortization. The adjustments to reconcile net income to net cash provided by operations during the periods presented consisted primarily of the provision for depreciation and amortization, accretion of the premiums on investments, recovery of loan losses, gains and losses on the sale of assets, and increases or decreases in various receivable and payable accounts. The primary investing activities of Algiers are the purchase of mortgage-backed securities and the origination of loans, which are primarily funded with the proceeds from repayments and prepayments on existing loans and mortgage-backed securities and the maturity of mortgage-backed securities. Investing activities used net cash in 1998 primarily because the amount of mortgage-backed securities and investments purchased exceeded the amount matured. In 1997, investing activities provided net cash as the amount of maturities of mortgage-backed securities and investments exceeded the amount of purchases. The primary financing activity consists of the purchases of treasury stock of $1.2 million in 1998 and of deposit increases of 4.0 million in 1998. Financing activities used net cash in 1997 due to the repayment of $1,500,000 of FHLB advances. Total cash and cash equivalents amounted to $4.9 million at December 31, 1998. See the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

      At December 31, 1998, Algiers had outstanding commitments to originate $57,000 of one-to four-family residential loans (including undisbursed construction loans). At the same date, the total amount of certificates of deposit which were scheduled to mature in the following 12 months was $18.1 million. Algiers believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits to the extent desired. If Algiers requires funds beyond its internal funding capabilities, advances from the FHLB of Dallas are available as an additional source of funds.

      Algiers is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0% and 8.0% respectively. At December 31, 1998, Algiers exceeded each of its capital requirements, with tangible, core and risk-based capital ratios of 15.58%, 15.58% and 53.28%, respectively. See Note N of Notes to Consolidated Financial Statements.

IMPACT OF INFLATION AND CHANGING PRICES

      The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of Algiers' assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on Algiers' performance than do the effects of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

THE YEAR 2000

      The Company utilizes and is dependent upon data processing systems and software to conduct its business. The approach of the Year 2000 presents a problem in that many computer programs have been written using two digits rather than four digits to define the appropriate year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. For example, computer systems may compute payment, interest, delinquency or other figures important to the operations of the Company based on the wrong date. This could result in internal system failure or miscalculations, and also creates risks for the Company from third parties with whom the Company deals on financial transactions.

      Risks to the Company if its computer system is not Year 2000 compliant include the inability to process customer deposits or checks drawn on the Association, inaccurate interest accruals, and maturity dates of loans and time deposits, and the inability to update accounts for daily transactions. Other risks to the Company exist if certain of its vendors', suppliers' and customers' computer systems are not Year 2000 compliant. These risks include the interruption of business in the event of power outages, the inability of loan customers to comply with repayment terms if their businesses are interrupted, the inability to make payment for checks drawn on the Association, receive payment for checks deposited by the Association's customers, or invest excess funds if the FHLB or correspondent banks are not Year 2000 compliant.

      The Company has structured its Year 2000 compliance plans in accordance with the OTS and FDIC guidelines. As part of its Year 2000 compliance plan, the Company has identified mission critical systems and is developing contingency plans relating to a "worst case scenario" relative to the Year 2000 issue. The Company's most important mission critical system is the software and hardware responsible for maintaining and processing the general ledger, deposits and loan accounts. This system and other internal systems used by the Company have been tested as part of the Company's Year 2000 compliance plan and have been certified Year 2000 compliant. The Company's Year 2000 plan also addresses contingencies related to increased liquidity and currency demands which may arise in the latter part of 1999.

      The Company has communicated with its key vendors and suppliers to determine their Year 2000 compliance and to determine the potential impact of such third parties' failure to remediate their own Year 2000 issues. The Company has been assured that such third parties either are already Year 2000 compliant or are in the process of modifying, upgrading or replacing their computer applications to ensure Year 2000 compliance.

      In light of its compliance efforts, the Company does not believe that the Year 2000 issue is likely to have a material adverse effect on the Company's liquidity, capital resources or results of operations. However, there can be no assurance that all of the Company's systems will be Year 2000 compliant, or that the failure of any such system will not have a material adverse effect on the Company's business, financial condition or operating results. In addition, to the extent that the Year 2000 issue has a material adverse effect on the business, financial condition or operating results of third parties with whom the Company has material relationship, such as other financial institutions, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and operating results.


ITEM 7.  FINANCIAL STATEMENTS.


The Board of Directors
Algiers Bancorp, Inc. & Subsidiaries


                         INDEPENDENT AUDITOR'S REPORT

  We have audited the accompanying consolidated statements of financial condition of ALGIERS BANCORP, INC. AND SUBSIDIARIES, as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALGIERS BANCORP, INC. AND SUBSIDIARIES as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                          /s/ LaPorte, Sehrt, Romig & Hand
                                          A Professional Accounting Corporation

March 26, 1999
Metairie, Louisiana


                ALGIERS BANCORP, INC. & SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (DOLLARS IN THOUSANDS)

                              ASSETS
                                                              December 31,
                                                       -----------------------
                                                             1998       1997
                                                        ---------     --------
Cash and Amounts Due from Depository Institutions      $    3,659     $    482
Interest-Bearing Deposits in Other Banks                    1,222        2,073
Investments Available-for-Sale, at Fair Value               5,304        4,087
Loans Receivable - Net                                      9,297        9,198
Mortgage-Backed Securities - Available-for-Sale,
    at Fair Value                                          27,392        6,615
Mortgage-Backed Securities - Held-to-Maturity
    (Fair Value of $21,580 at December 31, 1997)             -          21,830
Stock in Federal Home Loan Bank                               512          483
Accrued Interest Receivable                                   369          269
Real Estate Owned - Net                                        62          -
Office Property and Equipment, (Net of Depreciation
    and Amortization)                                         662          253
Prepaid Expenses                                               87           19
Income Tax Receivable                                          28          -
Other Assets                                                   32            3
                                                        ---------     --------
      Total Assets                                      $  48,626    $  45,312
                                                        =========    =========

   The accompanying notes are an integral part of these financial statements.


                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   December 31,
                                                             ---------------------
                                                                1998        1997
                                                             --------     --------
LIABILITIES
  Deposits                                                   $ 39,495      $ 35,534
  Advance Payments from Borrowers for
       Insurance and Taxes                                        114           112
  Accrued Interest Payable on Depositors' Accounts                 23             1
  Dividends Payable                                                32            31
  Deferred Tax Liability                                          212            28
  Income Taxes Payable                                            -              17
  Other Liabilities                                                84            47

                                                               39,960        35,770
  Minority Interest in Subsidiary                                  87           -
                                                               ------        ------
      Total Liabilities                                        40,047        35,770
                                                               ------        ------
STOCKHOLDERS' EQUITY
  Preferred Stock - Par Value $.01
      5,000,000 Shares Authorized; 0 Shares
      Issued and Outstanding                                      -              -
  Common Stock - Par Value $.01
      648,025 Shares Issued - 519,248 Outstanding at
      December 31, 1998 and 614,124 Outstanding at
      December 31, 1997                                             6             6
  Additional Paid-in Capital                                    6,137         6,122
  Unearned ESOP Shares                                           (376)         (433)
  Unearned MRP Shares                                             (48)          -
  Retained Earnings                                             4,344         4,305
  Treasury Stock - 128,777 Shares in 1998 and
      33,901 Shares in 1997, at Cost                           (1,675)         (472)
  Accumulated Other Comprehensive Income                          191            14
                                                             --------      --------
      Total Stockholders' Equity                                8,579         9,542
                                                             --------      --------
      Total Liabilities and Stockholders' Equity             $ 48,626      $ 45,312
                                                             ========      ========

   The accompanying notes are an integral part of these financial statements




                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                   For the Years Ended
                                                       December 31,
                                               -------------------------
                                                1998      1997     1996
                                               ------    ------   ------
INTEREST INCOME
  Loans                                        $   916   $   837  $   776
  Mortgage-Backed Securities                     1,747     1,993    2,008
  Investment Securities                            364       219      166
  Other Interest-Earning Assets                    137       106      109
                                               -------   -------  -------

      Total Interest Income                      3,164     3,155    3,059
                                               -------   -------  -------

INTEREST EXPENSE
  Deposits                                       1,812     1,722    1,818
  FHLB Advances                                    -          29       18
                                               -------   -------  -------

      Total Interest Expense                     1,812     1,751    1,836
                                               -------   -------  -------

NET INTEREST INCOME                              1,352     1,404    1,223

(PROVISION) CREDIT FOR LOAN LOSSES                 (24)       45        4
                                               -------   -------  -------


NET INTEREST INCOME AFTER
  (PROVISION) CREDIT FOR LOAN LOSSES             1,328     1,449    1,227
                                               -------   -------  -------

NON-INTEREST INCOME
  Service Charges and Fees                          54        52       68
  Recapture of Allowance on GIC Bonds                5       116       67
  Gain on Sale of REO                               34       -        -
  Gain on Sale of Investments                       17        11       29
  Other Income                                      14        44       31
                                               -------   -------  -------

      Total Non-Interest Income                    124       223      195
                                               -------   -------  -------


The accompanying notes are an integral part of these financial statements.



             ALGIERS BANCORP, INC. & SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                 (DOLLARS IN THOUSANDS)


                                            For the Years Ended
                                                December 31,
                                         ---------------------------
                                         1998      1997        1996
                                       -------    --------    ------
NON-INTEREST EXPENSES
  Compensation and Benefits               560         765        456
  Occupancy and Equipment                 183         173        118
  Computer                                 60          34         49
  SAIF Assessment                         -           -          241
  Deposit Insurance Premium                24          18         90
  Professional Services                   104         138         33
  FHLB Service Charges                     15          25         39
  Provision for Possible Real Estate
      Write-Downs                         -            45          4
  Loss of Sale of Real Estate Owned       -           -            5
  Real Estate Owned Expense - Net           7           2          3
  Other                                   282         213        161
                                       ------     -------    -------

                                        1,235       1,413      1,199
                                       ------     -------    -------
INCOME BEFORE INCOME TAXES
   AND MINORITY INTEREST                  217         259        223

INCOME TAX EXPENSE                        103          48         66
                                       ------     -------    -------

NET INCOME BEFORE MINORITY
  INTEREST IN SUBSIDIARY                  114         211        157

MINORITY INTEREST IN SUBSIDIARY            47         -          -
                                       ------    --------   --------

NET INCOME                             $  161    $    211   $    157
                                       ======    ========   ========

EARNINGS PER SHARE                     $ 0.29    $   0.37   $   0.26
                                       ======    ========   ========

The accompanying notes are an integral part of these financial statements.



                  ALGIERS BANCORP, INC. & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       (DOLLARS IN THOUSANDS)

                                                   For The Years Ended
                                                       December 31,
                                                ------------------------
                                                1998      1997      1996
                                               ------    ------    ------
NET INCOME                                     $  161    $  211    $  157

OTHER COMPREHENSIVE INCOME,
  NET OF TAX:
    Unrealized Holding Gains (Losses) Arising
      During the Period                           237         4      (51)

    Reclassification Adjustment for (Gains)
      Losses Included in Net Income               (60)       34       65
                                               ------    ------    -----
        Total Other Comprehensive Income          177        38       14
                                               ------    ------    -----
COMPREHENSIVE INCOME                           $  338    $  249    $ 171
                                               ======    ======    =====

The accompanying notes are an integral part of these financial statements.



                                 ALGIERS BANCORP, INC. & SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      (DOLLARS IN THOUSANDS)



                                                                                                Accumulated
                                                  Additional  Unearned   Unearned                  Other                Total
                                         Common    Paid-in      ESOP       MRP      Retained   Comprehnsive  Treasury  Retained
                                          Stock    Capital     Shares     Shares    Earnings      Income      Stock    Earnings
                                         ------  ---------    --------   --------   ---------  -----------   --------  --------

BALANCE - DECEMBER 31, 1995              $   -   $    -       $    -      $   -     $ 4,082    $   (38)      $   -     $ 4,044

Net Income                                   -        -            -          -         157        -             -         157
Dividends Declared                           -        -            -          -         (32)       -             -         (32)
Common Stock Issuance - 648,025 Shares
  at $.01 Per Share Issued at
  $10 Per Share                               6    6,474           -          -        -           -             -       6,480
Costs of Conversion from a Mutual
  Association to a Stock Association         -      (370)          -          -        -           -             -        (370)
Shares Allocated to the ESOP Plan            -        -           (518)       -        -           -             -        (518)
ESOP  Shares  Released  for  Allocation      -         4            26        -        -           -                        30
Other Comprehensive Income Net
   of Applicable Deferred Income Taxes       -        -            -          -        -            14           -          14
                                         ------  --------     --------    -------   -------  ---------       -------   -------

BALANCE - DECEMBER 31, 1996                   6    6,108          (492)       -       4,207        (24)          -       9,805

Net Income                                   -        -            -          -         211        -             -         211
Dividends Declared                           -        -            -          -        (113)       -             -        (113)
ESOP  Shares  Released  for  Allocation      -        14            59        -         -          -             -          73
Purchase of Treasury Stock                   -        -            -          -         -          -            (472)     (472)
Other Comprehensive Income Net
   of  Applicable Deferred Income Taxes      -        -            -          -         -           38           -          38
                                         ------  --------     --------    -------   -------  ---------       -------   -------

BALANCE - DECEMBER 31, 1997                   6    6,122          (433)       -       4,305         14          (472)    9,542

Net Income                                   -        -            -          -         161        -             -         161
Dividends Declared                           -        -            -          -        (122)       -             -        (122)
Common Stock Acquired by MRP Trust           -        -            -          (60)      -          -             -         (60)
Common Stock Released by MRP Trust           -        -            -           12       -          -             -          12
ESOP  Shares  Released  for  Allocation      -        15            57        -         -          -             -          72
Purchase of Treasury Stock                   -        -            -          -         -          -          (1,203)   (1,203)
Other Comprehensive Income Net
   of Applicable Deferred Income Taxes       -        -            -          -         -          177           -         177
                                         ------  --------     --------    -------   -------  ---------       -------   -------
BALANCE - DECEMBER 31, 1998              $    6  $  6,137     $   (376)   $   (48)  $ 4,344  $     191       $(1,675)  $ 8,579
                                         ======  ========     ========    =======   =======  =========       =======   =======


  The accompanying notes are an integrel part of these financial statements.


                       ALGIERS BANCORP, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                    For the Years Ended
                                                                         December 31,
                                                                  -----------------------
                                                                   1998     1997      1996
                                                                  ------   ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                      $  161   $  211    $  157
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
     Depreciation and Amortization                                    48       24        22
     Provision (Credit) for Loan Losses                               24      (45)       (4)
     Provision for Losses on Real Estate Owned                       -         45         4
     Premium Amortization Net of Discount Accretion                  (74)      62       127
     (Gain) Loss on Sale of Real Estate Owned                        (34)     -           5
     Gain on Sale of Mortgage-Backed Securities                      (17)     (11)      (29)
     ESOP and MRP Expense                                             84       70        30
     Increase in Accrued Interest Receivable                        (100)      (4)      (36)
     Increase in Prepaid Expenses                                    (68)      (1)      (13)
     (Increase) Decrease in Prepaid Income Taxes                     (28)      75       117
     (Increase) Decrease in Other Assets                             (29)       2        (4)
     Increase (Decrease) in Accrued Interest Payable                  22      -          (2)
     Increase (Decrease) in Income Tax Payable                       (17)      17        -
     Increase (Decrease) in Other Liabilities                         38       18       (17)
     Increase in Minority Interest                                    87      -           -
     Increase in Deferred Income Taxes                                93       51        29
                                                                  ------   ------    ------

       Net Cash Provided by Operating Activities                     190      514       386
                                                                  ------   ------    ------


CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities of Investment Securities - Held-to-Maturity             -        825       400
  Purchases of Investment Securities - Available-for-Sale         (5,083)  (3,094)   (3,022)
  Maturities of Investment Securities - Available-for-Sale         3,885    1,539     1,247
  Purchases of Mortgage-Backed Securities - Held-to-Maturity      (1,406)    (185)   (5,786)
  Maturities of Mortgage-Backed Securities - Held-to-Maturity      3,399    2,119     2,373
  Purchases of Mortgage-Backed Securities - Available-for-Sale    (4,132)    (784)   (3,424)
  Maturities of Mortgage-Backed Securities - Available-for-Sale    2,378    1,600     1,358
  Proceeds From Sale of Mortgage-Backed Securities - AFS           1,153    1,661       668
  Net (Increase) Decrease in Loans                                  (228)      22       474
  Non-Cash Dividend - FHLB                                           (29)     (27)      (26)
  Purchase of Office Properties and Equipment                       (457)     (46)      (26)
  Proceeds from Sales of Real Estate Owned                            77      -          39
                                                                  ------   ------    ------

       Net Cash Provided by (Used in) Investing Activities          (443)   3,630    (5,725)
                                                                  ------   ------    ------


The accompanying notes are an integral part of these financial statements.



                     ALGIERS BANCORP, INC. & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          (DOLLARS IN THOUSANDS)

                                                                    For the Years Ended
                                                                        December 31,
                                                               ------------------------------
                                                                1998          1997      1996
                                                               ------        ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase (Decrease) in Deposits                           3,961       (1,101)    (1,568)
  Net Increase (Decrease) in Advances from Borrowers
      for Taxes and Insurance                                       2         (125)        85
  Proceeds from Federal Home Loan Bank Advance                    -          3,900      3,000
  Repayment of Federal Home Loan Bank Advance                     -         (5,400)    (1,500)
  Sale of Common Stock                                            -            -            6
  Contribution of Additonal Paid-in Capital                       -            -        6,104
  Dividends Paid                                                 (121)        (113)       -
  Purchase of Treasury Stock                                   (1,203)        (472)       -
  Purchases of ESOP Shares                                        -            -         (518)
  Purchases of MRP Shares                                         (60)         -          -
                                                               -------      -------     ------

      Net Cash Provided by (Used in) Financing Activities       2,579       (3,311)     5,609
                                                               -------      -------     ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       2,326          833        270
                                                               -------      -------     ------

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                   2,555        1,722      1,452

CASH AND CASH EQUIVALENTS - END OF YEAR                        $4,881       $2,555     $1,722
                                                               ======       ======     ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
   Cash Paid During the Year for:
     Interest                                              $    1,790     $   1,751  $    1,819
     Income Taxes                                          $      139     $      31  $       30

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  TRANSACTIONS
    Dividends Declared                                     $       32     $      31  $       32
    Real Estate Owned Acquired Through Foreclosure         $      105     $     -    $      -
    Transfer of Mortgage-Backed Securities from Held-
     to-Maturity to Available-for-Sale                     $   19,837     $     -    $      -


The accompanying notes are an integral part of these financial statements.



                          ALGIERS BANCORP, INC. & SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A
     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS
                  Algiers    Bancorp,  Inc.  was    organized  as  a  Louisiana
     corporation on February 5, 1996 for the purpose of engaging in any lawful act or activity for which a corporation may be formed under the Louisiana Business Corporation Law, as amended. Other than steps related to the reorganization described below, the Corporation was essentially inactive until July 8, 1996, when it acquired Algiers Homestead Association in a business reorganization of entities under common control in a manner similar to a pooling of interest. Algiers Homestead Association is engaged in the savings and loan industry. The acquired association became a wholly-owned subsidiary of the Corporation through the issuance of 1,000 shares of common stock to the Corporation in exchange for 50% of the net proceeds received by the Corporation in the reorganization.

           On December 23, 1996, Algiers Bancorp, Inc. entered into a limited liability company partnership when it acquired a majority interest in Jefferson Community Lending, LLC. Jefferson Community Lending, LLC is engaged in the business of consumer lending. During 1998, the Corporation initiated a restructuring plan to reduce costs and increase future operating efficiency by consolidating the operations of Jefferson Community Lending, LLC. Accordingly, net assets of Jefferson Community Lending, LLC have been reduced to $-0- at December 31, 1998.

           During 1998, the Algiers Bancorp, Inc. formed Algiers.Com, Inc., a subsidiary that owns a 51% interest in Planet Mortgage, LLC. Planet Mortgage, LLC is engaged in the solicitation of mortgage loans through its internet site.

     PRINCIPLES OF CONSOLIDATION
           The accompanying  consolidated  financial statements include the accounts of the Company and its wholly-owned subsidiaries, Algiers Homestead Association and Algiers.Com, Inc. and its majority-owned subsidiary, Jefferson Community Lending, LLC. In consolidation, significant inter-company accounts, transactions, and profits have been eliminated.

     INVESTMENT SECURITIES
           Investment securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using the interest method. Marketable securities classified as available-for-sale are carried at fair value in 1998 and 1997. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in comprehensive income. Cost of securities sold is recognized using the specific identification method.

     RECLASSIFICATIONS
           Certain reclassifications of previously reported amounts have been made to conform with 1998 presentation. Such reclassifications had no effect on net income.



                ALGIERS BANCORP, INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A
     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     MORTGAGE-BACKED SECURITIES
           Mortgage-backed securities represent participating interests in pools of first mortgage loans originated and serviced by issuers of the securities. During 1998, the Association transferred securities from the held-to-maturity category to the available-for-sale category. Unrealized gains and losses on mortgage-backed securities are recognized as direct increases or decreases in comprehensive income. The cost of securities sold is recognized using the specific identification method. Premiums and discounts are being amortized over the life of the securities as a yield adjustment.

     LOANS
           Loans are stated at unpaid principal balances, less the allowance for loan losses, net deferred loan fees, and unearned interest and discounts.

           Loan origination fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Commitment fees and costs relating to commitments, the likelihood of exercise of which is remote, are recognized over the commitment period on a straight-line basis, if material. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

           Loans are placed on non-accrual when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income, and thereafter, interest is recognized only to the extent of payments received.

           A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. Interest may be recognized on the accrual basis for certain troubled debt restructurings.

           The  allowance  for  loan  losses  is  maintained at a level which, in management's judgment, is adequate to absorb potential losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions.

     FORECLOSED REAL ESTATE
           Foreclosed real estate includes formally foreclosed property. At the time of foreclosure, foreclosed real estate is recorded at the lower of the Association's cost or the asset's fair value, less estimated costs to sell, which becomes the property's new basis. Any write-downs are charged to the allowance for losses on foreclosed real estate. Costs incurred in maintaining foreclosed real estate are included in income
     (loss) on foreclosed real estate.



                ALGIERS BANCORP, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A
     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     OFFICE PROPERTY AND EQUIPMENT
           Land is carried at cost; office property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method.

           Property and equipment acquired are depreciated using accelerated methods. The depreciation under these methods does not differ materially from that calculated in accordance with generally accepted accounting principles.

           When these assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts, and any resulting gain or loss is reflected in income for the period.

     INCOME TAXES
           Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

           Algiers Homestead Association is exempt from Louisiana income tax.

     CASH EQUIVALENTS
           Cash equivalents consist of certificates of deposit purchased with a maturity of three months or less, and daily demand investment deposit accounts.

           Cash and cash equivalents at December 31, 1998 and 1997 included the following (in thousands):

                                          1998         1997
                                       --------      -------
  Cash                                 $  3,659      $   482
  Interest-Bearing Deposits
       in Other Institutions              1,222        2,073
                                       --------      -------
                                       $  4,881      $ 2,555
                                       ========      =======

  NON-DIRECT RESPONSE ADVERTISING
           The Corporation expenses advertising costs as incurred. Advertising for 1998, 1997 and 1996 was $1,000, $2,000 and $6,000, respectively.




              ALGIERS BANCORP, INC. & SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A
  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     USE OF ESTIMATES
           The  preparation  of  financial  statements   in   conformity   with
     generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

           Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for all properties.

           While management uses available information to recognize losses on loans and foreclosed real estate, future reductions in the carrying amounts of loans and foreclosed assets may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and foreclosed real estate. Such agencies may require the Corporation to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans and foreclosed real estate may change materially in the near term, however the amount of the change that is reasonably possible cannot be estimated.

     ACCOUNTING STANDARDS NOT YET ADOPTED
           Statement  of   Financial   Accounting   Standards  No.   133  (SFAS
     133), "Accounting for Derivative Instruments and Hedging Activities" is effective for the quarter ended September 30, 1999. This statement will require all derivatives to be recognized at fair value as either assets or liabilities in the consolidated balance sheets. Changes in the fair value of derivatives not designated as hedging instruments are to be recognized currently in earnings. Gains or losses on derivatives designated as hedging instruments are either to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designation. The Company currently has no derivatives; therefore, adoption of this pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

           Statement  of   Financial   Accounting   Standards   No.  134  (SFAS
     134), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise" is effective for the first fiscal quarter beginning after December 15, 1998. This statement establishes standards for the way that mortgage banking enterprises classify mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments, after the securitization of mortgage loans held-for-sale. Adoption of this pronouncement is not expected to have an effect on the financial position and results of operations of the Company.



                             ALGIERS BANCORP, INC. & SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B
  POOLING OF INTEREST
           Details of the unaudited results of operations of the previously separate entities for the periods prior to the combination (January 1, 1996 - July 7, 1996) follows (in thousands):


                            Algiers        Algiers Homestead
                          Bancorp, Inc.       Association
                          -------------    -----------------
Operating Income          $    -           $     1,519
                          ========         ===========
Net Income                $    -           $       173
                          ========         ===========


           As discussed in Note A, Algiers Bancorp, Inc. had essentially no activity prior to July 8, 1996, the acquisition date. The proforma data reflects certain estimated values and assumptions. Proforma results of operations are not necessarily indicative of the actual results of operations, which would have occurred had the pooling occurred at the beginning of the fiscal years, or of the results, which may occur in the future.

NOTE C
  INVESTMENT SECURITIES AVAILABLE-FOR-SALE
           Investment   securities   available-for-sale  at  December  31, 1998
     consist of the following (in thousands):

                                              Gross         Gross
                                Amortized   Unrealized   Unrealized    Fair
                                  Cost        Gains        Losses      Value
                                ---------   ----------   ----------   ------
  FNMA Medium Term
     Callable Note              $   706     $   28       $  -         $   734
  FHLMC Callable Note             1,443         11          -           1,454
  FHLB Callable Notes             2,750        -            1           2,749
  Other Securities                  393        -           26             367
                                -------     ------       ----         -------
                                $ 5,292     $   39       $ 27         $ 5,304
                                =======     ======       ====         =======

           Investment  securities   available-for-sale   at  December  31, 1997
     consist of the following (in thousands):


                                              Gross        Gross
                                Amortized   Unrealized   Unrealized    Fair
                                  Cost        Gains        Losses      Value
                                ---------   ----------   ----------   ------
  FNMA Medium Term
       Callable Note            $    216    $  -          $  16        $  200
  FHLMC Callable Note              1,095        6             1         1,100
  FHLB Callable Notes              2,782        5           -           2,787
                                --------    -----         -----       -------
                                $  4,093    $  11         $  17       $ 4,087
                                ========    =====         =====       =======



                             ALGIERS BANCORP, INC. & SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C
     INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

           The  following   is   a   summary  of   contractual   maturities  of
     investment securities available-for-sale as of December 31, 1998 (in thousands):

                                                       Amortized     Fair
                                                         Cost        Value
                                                       ---------    -------
  Due in One Year or Less                              $     142   $    117
  Due from One to Five Years                                 -          -
  Due from Five to Ten Years                               3,694      3,703
  Due After Ten Years                                      1,456      1,484
                                                       ---------    -------
                                                       $   5,292    $ 5,304
                                                       =========    =======

           Investment in stock of the Federal Home Loan Bank is carried at cost, which approximates market. The carrying value of this investment at December 31, 1998 and 1997 was $512,200 and $483,000, respectively, with no provision for unrealized losses necessary.


NOTE D
  GUARANTEED INSURANCE CONTRACT (GIC) BONDS
           During 1987 and 1989, the Association invested in Louisiana Agricultural Finance Authority Bonds and Southeast Texas Housing Finance Authority Bonds which were backed by insurance contracts guaranteed by Executive Life Insurance Company. A conservator was subsequently appointed for Executive Life Insurance Company thus impacting the ultimate collectibility of the entire bond proceeds. Prior to 1996, the conservator was unable to determine the ultimate amount of principal which would be recovered; therefore, the Association set up reserves which amounted to $339,375 at December 31, 1993 based on its best estimate of what would be recovered. As of December 31, 1996, the conservator had estimated that the ultimate collectibility of the bonds would approximate 88% of their original carrying value. As such, the Association has applied all proceeds received during 1997 against the carrying value of the bonds. The Association has reserved 100% against the remaining principal value of the bonds given the questionability of the proceeds to be collected.



              ALGIERS BANCORP, INC. & SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D
  GUARANTEED INSURANCE CONTRACT (GIC) BONDS (CONTINUED)
           The  activity  in   the  carrying  value  and  the  reserve  account
     is summarized as follows for the years ended December 31, 1998 and 1997 (in thousands):

                                                     Carrying   Reserve
                                                       Value    Balance
                                                     --------   -------
  Balance at December 31, 1996                       $     62   $   (62)
    Principal Repayment                                   (62)      -
    Recovery of Previous Charge - Offs                    -         (54)
    Recapture of Provision for Investment Losses          -         116
                                                     --------   -------

  Balance at December 31, 1997                            -         -
    Recovery of Previous Charge - Offs                    -          (5)
    Recapture of Provision for Investment Losses          -           5
                                                     --------   -------

    Balance at December 31, 1998                     $    -     $   -
                                                     ========   =======



NOTE E
  LOANS RECEIVABLE
        Loans receivable consist of the following (in thousands):


                                                       1998       1997
                                                     --------   ---------
  Loans Secured by First Mortgages on Real Estate:
    1-4 Family Residential                           $  7,816   $ 8,018
    Commercial                                            686       738
    Construction Loans - 1- 4 Family                      -          43
    Partially-Guaranteed by VA
          or Insured by FHA Loans - 1-4 Family             27        41
                                                     --------   -------
                                                        8,529     8,840
                                                     --------   -------
  Consumer Loans:
    Second Mortgage Loans - 1- 4 Family                   360       189
    Consumer Loans                                        400       325
    Share Loans                                           566       758
                                                     --------   -------
                                                        1,326     1,272
                                                     --------   -------
  Less:
    Allowance for Losses                                  506       485
    Unearned Interest on Mortgage Loans                   -          73
    Undisbursed Portion of Construction Loans             -         301
    Net Deferred Loan Origination Fees                     52        55
                                                     --------   -------
                                                          558       914
                                                     --------   -------
                                                     $  9,297   $ 9,198
                                                     ========   =======




                ALGIERS BANCORP, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E
  LOANS RECEIVABLE (CONTINUED)
           An    approximate   schedule   of  loan   maturities   or  repricing
     opportunities at December 31, 1998 is as follows (in thousands):

                                         Variable      Fixed
        Maturities                         Rate        Rate      Total
     ---------------                     --------     ------     -----
     Three Months or Less                $  1,374     $   415    $  1,789
     Three Months - One Year                2,209         179       2,388
     One Year - Five Years                     91          23         114
     Over Five Years                        3,415       2,149       5,564
                                         --------     -------    --------
                                         $  7,089     $ 2,766    $  9,855
                                         ========     =======    ========


           Activity in the allowance for loan losses is summarized as follows for the years ended December 31, 1998 and 1997 (in thousands):


                                       1998     1997     1996
                                      ------   ------   ------
  Balance at Beginning of Year        $  482   $  527   $  531
  Charge-Offs                             -        -        -
  Recoveries                              -        -        -
  Provision (Credit)
         for Loan Losses                  24      (45)      (4)
                                      ------   ------   ------

  Balance at End of Year              $  506   $  482   $  527
                                      ======   ======   ======

           At December 31, 1998 and 1997, the Association had loans totaling approximately $505,800 and $10,000, respectively, for which impairment had been recognized. The allowance for loan losses related to these loans totaled $261,000 and $10,000 at December 31, 1998 and 1997, respectively. There was no interest income recognized on these loans during the years ended December 31, 1998, 1997 and 1996.

           At December 31, 1998 and 1997, the Association had non-performing loans of approximately $737,000 and $10,000, respectively. The amount of interest foregone for the years ended December 31, 1998, 1997 and 1996 was approximately $62,000, $1,000 and $1,000, respectively.

           The Association does not service any loans for others.



             ALGIERS BANCORP, INC. & SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E
  LOANS RECEIVABLE (CONTINUED)

           In the normal course of business, the Association originates installment loans to members of the Board of Directors and officers. Loans to such borrowers are summarized as follows (in thousands):

                                              1998     1997
                                            ------   ------
  Balance at Beginning of Year              $   84   $   17
    Additions                                   28       88
    Payments and Renewals                      (86)     (21)
                                            ------   ------
  Balance at End of Year                    $   26   $   84
                                            ======   ======


NOTE F
  MORTGAGE-BACKED SECURITIES
           Fixed and variable rate mortgage-backed securities available-for-sale at December 31, 1998 are summarized as follows (in thousands):


                                                DECEMBER 31, 1998
                                  ------------------------------------------------
                                                  Gross       Gross
                                   Amortized    Unrealized  Unrealized      Fair
                                     Cost         Gains       Losses       Value
                                  ---------     ----------  ---------    ---------
  GNMA Certificates               $   6,885     $      90   $   -        $   6,975
  FNMA Certificates                  16,320           156       -           16,476
  FHLMC Certificates                  3,911            30       -            3,941
                                  ---------     ---------   ---------    ---------
                                  $  27,116     $     276   $   -        $  27,392
                                  =========     =========   =========    =========


           Fixed and variable rate mortgage-backed securities available-for-sale at December 31, 1997 are summarized as follows (in thousands):

                                                   DECEMBER 31, 1997
                                  -----------------------------------------------
                                                  Gross       Gross
                                   Amortized   Unrealized  Unrealized    Fair
                                     Cost        Gains       Losses     Value
                                  ---------     ---------  ---------    ---------
  GNMA Certificates               $     502     $       9  $       1    $     510
  FNMA Certificates                   4,902            96         35        4,963
  FHLMC Certificates                  1,132            18          8        1,142
                                  ---------     ---------   --------    ---------
                                  $   6,536     $     123   $     44    $   6,615
                                  =========     =========   ========    =========




                ALGIERS BANCORP, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F
  MORTGAGE-BACKED SECURITIES (CONTINUED)

           Fixed and variable rate mortgage-backed securities held-to-maturity at December 31, 1997 are summarized as follows (in thousands):

                                                  DECEMBER 31, 1997
                                  -----------------------------------------------
                                                  Gross       Gross
                                   Amortized   Unrealized  Unrealized    Fair
                                     Cost        Gains       Losses     Value
                                  ---------     ---------  ---------    ---------
  GNMA Certificates               $   2,801     $      34  $       2    $   2,833
  FNMA Certificates                  15,256            21        226       15,051
  FHLMC Certificates                  3,773             2         79        3,696
                                  ---------     ---------  ---------    ---------
                                  $  21,830     $      57  $     307    $  21,580
                                  =========     =========  =========    =========

           The amortized cost and fair value of mortgage-backed securities at December 31, 1998, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.


                                                 Amortized       Fair
                                                   Cost         Value
                                                 ---------     -------
  Mortgage-Backed Securities Maturing:
     Less than One Year                          $      53     $     53
     Due After One Year Thru Five Years              1,599        1,609
     Due After Five Years Thru Ten Years                95          102
     Due After Ten Years                            25,369       25,628
                                                 ---------     --------
                                                 $  27,116     $ 27,392
                                                 =========     ========

           During 1998, 1997 and 1996, the Association sold mortgage-backed securities for approximately $1,153,000, 1,661,000 and 668,000, respectively. These sales resulted in realized gains of $17,000, $11,000 and $29,000 during 1998, 1997 and 1996, respectively.



                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G
   INTEREST RECEIVABLE
           Interest receivable at December 31, 1998 and 1997 is summarized as follows (in thousands):

                                                       1998       1997
                                                      ------      ------
  Mortgage Loans                                      $   75      $   29
  Share Loans                                              7           3
  Investment Securities                                  121          52
  Mortgage-Backed Securities                             166         185
                                                      ------      ------
                                                      $  369      $  269
                                                      ======      ======

NOTE H
  REAL ESTATE OWNED
           A summary of real estate owned at December 31, 1998 and 1997 is as follows (in thousands):

                                           1998     1997
                                          ------   ------
  Real Estate Acquired in Settlement      $   97   $  90
  Less:  Allowances for Losses                35      90
                                          ------   -----
                                          $   62   $ -
                                          ======   =====

           Activity in the allowance for losses for other real estate owned for years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):


                                           1998      1997     1996
                                          ------    ------   ------
        Balance at Beginning of Year      $  90     $  45    $  47
        Provision for REO Losses            -          45        4
        Sale of REO                         (55)      -         (6)
                                          -----     -----    -----
        Balance at End of Year            $  35     $  90    $  45
                                          =====     =====    =====




             ALGIERS BANCORP, INC. & SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I
  OFFICE PROPERTY AND EQUIPMENT
          Office property and equipment consist of the following at December 31, 1998 and 1997 (in thousands):

                                                          1998         1997
                                                         ------       ------
     Land                                                $   30       $   30
     Building                                               188          185
     Furniture, Fixtures and Equipment                      654          205
     Leasehold Improvements                                  48           45
                                                         ------       ------
                                                            920          465
     Less:  Accumulated Depreciation and Amortization       258          212
                                                         ------        -----
                                                         $  662        $ 253
                                                         ======        =====


           Depreciation expense for the years ended December 31, 1998, 1997 and
     1996  was   approximately   $48,000,  $24,000  and  $22,000, respectively.


NOTE J
  FEDERAL INCOME TAXES
           The provision for income taxes for 1998, 1997 and 1996 consists of the following (in thousands):

                                                 1998     1997    1996
                                                ------   ------  ------
        Current Federal Tax Expense             $  10    $ 77    $ 48
        Deferred Federal Tax Expense (Benefit)     93     (29)     18
                                                -----    ----    ----
        Balance at End of Year                  $ 103    $ 48    $ 66
                                                =====    ====    ====

           The provision for federal income taxes differs from that computed by applying Federal statutory rates to income before Federal income tax expense, as indicated in the following analysis (in thousands):

                                                 1998     1997    1996
                                                ------   ------  ------
  Expected Tax Provision at 34% Rate            $   74   $   88  $   76
  Effect of Net Loan, REO and
      Investment Losses Charged
      Directly to Tax Bad Debt Reserves            -        (40)     26
  (Decrease) in Deferred Tax Asset
      Valuation Allowance                          -        -       (36)
  Employee Stock Ownership Plan                      5      -       -
  Other                                             24      -       -
                                                ------   ------   -----
  Balance at End of Year                        $  103   $   48   $  66
                                                ======   ======   =====




             ALGIERS BANCORP, INC. & SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J
  FEDERAL INCOME TAXES (CONTINUED)

           Deferred tax liabilities have been provided for taxable or deductible temporary differences related to unrealized gains on available-for-sale securities, deferred loan costs, depreciation and non-cash Federal Home Loan Bank dividends. Deferred tax assets have been provided for taxable or deductible temporary differences related to the reserves for uncollected interest and late charges, deferred loan fees, allowance for loan losses, the allowance for losses on foreclosed real estate and the allowance for losses on real estate held-for-investment.

           The net deferred tax assets or liabilities in the accompanying statements of financial condition include the following components (in thousands):

                                                         1998         1997
                                                        ------       ------
  Deferred Tax Assets
    Allowance for Loan Losses                           $  170       $  164
    Allowance for REO Losses                                12           31
    Employee Stock Option Plan                               2            7
    Management Retention Plan                                2          -
    Charitable Contribution Carryforward                     4          -
    Deferred Loan Fees                                      18           19
    Other                                                    1            2
                                                         -----       ------
        Total Deferred Tax Assets                          209          223
                                                         -----       ------
  Deferred Tax Liabilities
    Property and Equipment and Depreciation                 95           13
    Market Value Adjustment for
        Available-for-Sale Securities                       98            7
    Section 481 Adjustment                                   5            5
    FHLB Stock                                              41           32
                                                         -----       ------
        Total Deferred Tax Liabilities                     239           57
                                                         -----       ------

  Net Deferred Tax Assets (Liabilities)                    (30)         166
  Deferred Tax Valuation Reserve                           182          194
                                                         -----       ------

        Total Net Deferred Tax Liability                $ (212)      $  (28)
                                                        ======       ======

           Included in retained earnings at December 31, 1998 and 1997 is approximately $1,309,000 in bad debt reserves for which no deferred Federal income tax liability has been recorded. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $445,000 for December 31, 1998 and 1997.



                             ALGIERS BANCORP, INC. & SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K
  DEPOSITS
           Deposits consist of the following at December 31, 1998 and 1997 (in thousands):


                                  Weighted                                   Years Ended
                               Average Rate at                               December 31,
                             ---------------------     -----------------------------------------------------
                                 December 31,                     1998                        1997
                             ---------------------     --------------------------    -----------------------
                               1998         1997         Amount         Percent        Amount      Percent
                             --------     --------     ----------     -----------    ----------  -----------
Balance by Interest Rate:
   Regular Savings Accounts    2.63 %       2.69 %     $   5,128       12.98 %       $  5,483     15.43 %
   NOW Accounts                2.15 %       2.4  %         2,750        6.96            1,098      3.09
   Money Fund Accounts         2.54 %       2.58 %           802        2.03            1,915      5.39
   Certificate of Deposit      5.51 %       5.59 %        30,815       78.03           27,038     76.09
                                                       ---------      ------         --------    ------
                                                       $  39,495      100.00 %       $ 35,534    100.00 %
                                                       =========      ======         ========    ======

Certificate Accounts Maturing
   Under 12 months                                     $  18,057        58.60 %      $ 14,172     52.42 %
   12 months to 24 months                                  6,835        22.18           5,353     19.80
   24 months to 36 months                                  1,844         5.98           4,977     18.41
   Due after 36 months                                     4,079        13.24           2,536      9.37
                                                       ---------      -------        --------    ------
                                                        $ 30,815       100.00 %      $ 27,038    100.00 %
                                                       =========      =======        ========    ======

           The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $2,563,000 and $1,746,000 at December 31, 1998 and 1997, respectively.

        Interest expense consisted of the following (in thousands):

                                           Years Ended
                                           December 31,
                                  --------------------------------
                                    1998         1997        1996
                                  --------     --------    --------
  Certificates                    $ 1,616      $ 1,506     $  1,569
  Passbook Savings                    141          149          175
  Money Fund Accounts                  25           31           33
  NOW Accounts                         30           36           41
                                  -------      -------      -------
                                  $ 1,812      $ 1,722      $ 1,818
                                  =======      =======      =======




                             ALGIERS BANCORP, INC. & SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K
  DEPOSITS (Continued)

           In the normal course of business, the Association accepts deposits from members of the Board of Directors and officers. As of December 31, 1998 and 1997, these deposits totaled approximately $444,000 and $567,000, respectively.


NOTE L
  ADVANCES FROM FEDERAL HOME LOAN BANK
           Pursuant to collateral agreements with the Federal Home Loan
     Bank (FHLB), advances are secured by a blanket floating lien on first mortgage loans and $106,000 of mortgage-backed securities which have been pledged to the short-term FHLB advance. Total interest expense recognized in 1998, 1997 and 1996, respectively, was $-0-, $29,000 and $18,000.

           There  were  no  advances   from   the   FHLB   outstanding   as  of
     December 31, 1998.


NOTE M
     FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991 (FDICIA) AND FINANCIAL INSTITUTIONS REFORM, RECOVERY AND EN-FORCEMENT ACT OF 1989 (FIRREA)
           FDICIA was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting and operations.

             FIRREA was signed into law on August 9, 1989. Regulations for savings institutions' minimum capital requirements went into effect on December 7, 1989. In addition to its capital requirements, FIRREA includes provisions for changes in the federal regulatory structure for institutions, including a new deposit insurance system, increased deposit insurance premiums, and restricted investment activities with respect to noninvestments grade corporate debt and certain other investments. FIRREA also increases the required ratio of housing-related assets in order to qualify as a savings institution.

           The regulations require institutions to have a minimum regulatory tangible capital equal to at least 1.5% of adjusted total assets, a minimum 4% core/leverage capital ratio, a minimum 4% tier 1 risk-based ratio, and a minimum 8% total risk-based capital ratio to be considered "adequately capitalized." An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. The ability to include qualifying supervisory goodwill for purposes of the core/leverage requirements was phased out by January 1, 1995, and the ability to include investments in impermissible activities in core/leverage capital and tangible capital was phased out by July 1, 1994.



                             ALGIERS BANCORP, INC. & SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M
           FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991 (FDICIA) AND FINANCIAL INSTITUTIONS REFORM, RECOVERY AND EN-FORCEMENT ACT OF 1989 (FIRREA) (CONTINUED)

           The following table sets out the Association's various regulatory capital categories at December 31, 1998 and 1997.


                                       1998                        1997
                               ----------------------       ----------------------
                               DOLLARS     PERCENTAGE       DOLLARS     PERCENTAGE
                               -------     ----------       -------     ----------
                             (thousands)                  (thousands)
Tangible Capital             $   7,716         15.58%     $   7,184        16.51 %
Tangible Equity              $   7,416         15.58%     $   7,184        16.51 %
Core/Leverage Capital        $   7,416         15.58%     $   7,184        16.51 %
Tier 1 Risk-Based Capital    $   7,416         52.22%     $   7,184        64.02 %
Total Risk-Based Capital     $   7,567         53.28%     $   7,326        65.29 %


NOTE N
  REGULATORY CAPITAL
           The following is a reconciliation of generally accepted accounting principles (GAAP) net income and capital to regulatory capital for the Association. The following reconciliation also compares the capital requirements as computed to the minimum capital requirements for the Association (in thousands).

                                  Net Income              Capital
                                  Year Ended               as of
                               December 31, 1998      December 31, 1998
                               -----------------      -----------------
  Per GAAP                      $   209                  $   7,623
                                =======                  =========

  Total Assets                                           $  47,919
                                                         =========

  Capital Ratio                                              15.91%



              ALGIERS BANCORP, INC. & SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N
  REGULATORY CAPITAL (CONTINUED)

                                                    Core/      Tier 1        Total
                          Tangible     Tangible   Leverage    Risk-Based   Risk-Based
                          Capital       Equity     Equity      Capital       Capital
                          --------     --------   ---------   ----------   ----------
  Per GAAP                $  7,623     $  7,623   $   7,623    $  7,623     $   7,623
  Assets Required
   to be Added
    Unrealized Loss
      on Securities
      Available-
      for-Sale                (207)        (207)       (207)       (207)         (207)
    General Valuation
      Allowance                -            -           -           -             151
                          --------      --------    --------     --------      --------

  Regulatory Capital
   Measure                $  7,416      $  7,416    $  7,416     $  7,416      $  7,567
                          ========      ========    ========     ========      ========

  Adjusted Total Assets   $ 47,606      $ 47,606    $ 47,606
                          ========      ========    ========

  Risk-Weighted Assets                                           $ 14,201      $ 14,201
                                                                 ========      ========
  Capital Ratio              15.58%       15.58%      15.58%       52.22%        53.28%

  Required Ratio              1.50%        2.00%       3.00%        4.00%         8.00%

  Required Capital       $     714                  $  1,428                    $ 1,136
                         =========                  ========                    =======

  Excess Capital         $   6,702                  $  5,988                    $ 6,431
                         =========                  ========                    =======


NOTE O
  RELATED PARTY TRANSACTIONS
           The Association leases its main office from one of its officers under an operating lease expiring April 1, 2006. The annual rental payment through April 1, 2001 is $45,000. The annual rental payment for the next five years will be adjusted by changes in the Consumer Price Index but in no case will be less than $45,000 per year.



                   ALGIERS BANCORP, INC. & SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P
  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
           During 1996, Algiers Bancorp, Inc. sponsored an employee stock ownership plan that covers all employees of Algiers Homestead Association who have completed one year of service and have attained the age of 21. The Association may contribute to the Plan such amount as shall be determined by the Association. All dividends received by the ESOP are either used to pay debt service or credited to the participant accounts at the discretion of the administrator. The ESOP shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The shares pledged as collateral are reported as unearned ESOP shares in the statements of financial condition. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was approximately $72,000, $76,000 and $28,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The ESOP shares as of December 31, 1998 were as follows:

  Allocated Shares                                           8,546
  Shares Released for Allocation                             5,723
  Unreleased Shares                                         37,573
                                                         ---------
  Total ESOP Shares                                         51,842
                                                         =========
  Fair Value of Unreleased Shares at December 31, 1998   $ 418,000
                                                         =========

           In conjunction with the establishment of the ESOP, $518,420 was borrowed from Algiers Bancorp, Inc. to purchase the shares of stock for the ESOP. The corresponding note is to be paid back in 40 equal quarterly payments of $19,202 on the last business day of each calendar quarter beginning September 30, 1996 at the rate of 8.25%. The note payable and corresponding note receivable have been eliminated for consolidation purposes.


NOTE Q
  RECOGNITION AND RETENTION PLAN

           On July 18, 1997, the Association established a Recognition and Retention Plan as an incentive to retain personnel of experience and ability in key positions. The Association approved a total of 25,921 shares of stock to be acquired for the Plan, of which 4,205 have been allocated for distribution to key employees and directors. As shares are acquired for the plan, the purchase price of these shares is recorded as unearned compensation, a contra equity account. As the shares are distributed, the contra equity account is reduced.



               ALGIERS BANCORP, INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q
  RECOGNITION AND RETENTION PLAN (CONTINUED)

           Plan share awards are earned by recipients at a rate of 20% of the aggregate number of shares covered by the plan over five years. If the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of plan share award for any reason, the recipient shall forfeit the right to any shares subject to the award which have not been earned. The total cost associated with the plan is based on the market price of the stock as of the date on which the plan shares were granted. Compensation expense pertaining to the Recognition and Retention plan was $19,974 and $-0- for the years ended December 31, 1998 and 1997, respectively.

        A summary of the changes in restricted stock follows:

                                                Unawarded        Awarded
                                                 Shares           Shares
                                                ---------        -------
  Balance January 1, 1998                       $    -           $    -
  Purchased by Plan                               25,921              -
  Granted                                         (4,205)           4,205
  Earned and Issued                                  -               (841)
                                                --------         --------
  Balance December 31, 1998                     $ 21,716         $  3,364
                                                ========         ========

NOTE R
  STOCK OPTION PLAN
           In 1997, the Association adopted a stock option plan for the benfit of directors, officers, and other key employees. The number of shares of common stock reserved for issuance under the stock option plan was equal to 64,802 shares, or ten percent, of the total number of shares of common shares sold in the Association's initial public offering of its common stock. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.

           The stock option plan also permits the granting of Stock Appreciation Rights ("SAR's"). SAR's entitle the holder to receive, in the form of cash or stock, the increase in the fair value of Company stock from the date of grant to the date of exercise. No SAR's have been issued under the plan.

           The following table summarizes the activity related to stock options:

                            Exercise    Available     Options
                             price      for Grant   outstanding
                            --------    ---------   -----------
  At Inception              $ -            64,802         -
  Granted                                  -              -
  Canceled                                 -              -
  Exercised                                -              -
                                        ---------   -----------
  At December 31, 1998                     64,802         -
                                        =========   ===========




               ALGIERS BANCORP, INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S
  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
           In the normal course of business, various commitments and contingent liabilities are outstanding, such as commitments to extend credit and stand-by letters of credit which are not reflected on the Association's financial statements. Management does not anticipate any material loss as a result of these transactions. Commitments to extend credit totaled approximately $57,000 and $62,000 on one to four family mortgage loans, and stand-by letters of credit totaled $ -0- and $40,000 at December 31, 1998 and 1997, respectivley.

           The Association is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and stand-by letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Association's Statement of Financial Condition.

           The Association's exposure to credit loss in the event of nonperformance by the other party to these financial instruments for commitments to extend credit and stand-by letters of credit is represented by the contractual notional amount of those instruments. The Association uses the same credit policies making commitments as it does for on-balance sheet instruments.

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Association evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Association upon extension of credit, varies and is based on management's credit evaluation of the counterparty.

           Stand-by letters of credit are conditional commitments issued by the Association to guarantee the performance of a customer to a third party. Stand-by letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially non-existent, as the letters of credit are secured by pledged certificates of deposit of the Association.


NOTE T
  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
           On January 1, 1995, the Company adopted SFAS 107, "Disclosures about Fair Value of Financial Instruments," which requires the disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate the value. Quoted market prices, when available, are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present value estimates or other valuation techniques. These derived fair values are significantly affected by assumptions used, principally the timing of future cash flows and the discount rates. Because assumptions are



             ALGIERS BANCORP, INC. & SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T
  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values would not necessarily be realized in an immediate sale or settlement of the instrument. The disclosure requirements of SFAS 107 exclude certain financial instruments and all nonfinancial instruments. Accordingly, the aggregate fair value amounts presented do not represent management's estimation of the underlying value of the Company.

           The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

           The    carrying   amount  of   cash   and   short-term   investments
     approximate the fair value. For investment securities, the fair value is based on quoted market prices.

           For mortgage loan receivables, the fair values are based on discounted cash flows using current rates at which similar loans with similar maturities would be made to borrowers with similar credit risk.

           The fair value of deposits is equal to the amount payable at the financial statement date.

           For certificates of deposit, fair value is estimated based on current rates for deposits of similar remaining maturities.

           The fair value of loan commitments is estimated using fees that would be charged to enter similar agreements, taking into account (1) the remaining terms of the agreement, (2) the creditworthiness of the borrowers, and (3) for fixed rate commitments, the difference between current interest rates and committed rates.

           Estimated fair values of the financial instruments are as follows follows (in thousands):

                                                DECEMBER 31, 1998
                                            ---------------------------
                                              Carrying        Fair
                                               Amount        Value
                                            ------------   ------------
  FINANCIAL ASSETS
    Cash and Short-Term Investment          $      4,881   $    4,881
    Investment Securities                          5,304        5,304
    Loans and Mortgage Backed Securities          36,689       36,490
  FINANCIAL LIABILITIES
    Deposits                                $     39,495   $   39,072



             ALGIERS BANCORP, INC. & SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T
  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                                                 DECEMBER 31, 1997
                                            ---------------------------
                                              Carrying        Fair
                                               Amount        Value
                                            ------------   ------------
  FINANCIAL ASSETS
    Cash and Short-Term Investment          $   2,555       $  2,555
    Investment Securities                       4,093          4,087
    Loans and Mortgage Backed Securities       37,643         34,868
  FINANCIAL LIABILITIES
    Deposits                                $  35,534       $ 35,661


NOTE U
  COMPREHENSIVE INCOME
           Comprehensive income  was  comprised  of  changes  in  the Company's unrealized holding gains or losses on securities available-for-sale during 1998, 1997, and 1996. The following represents the tax effects associated with the components of comprehensive income.

                                                       Years Ended
                                                       December 31,
                                             ------------------------------
                                               1998        1997      1996
                                             --------    --------  --------
    Gross Unrealized Holding Gains (Losses)
       Arising During the Period             $    359    $      6  $    (77)
    Tax (Expense) Benefit                        (122)         (2)       26
                                             --------    --------  --------
                                                  237           4       (51)
                                             --------    --------  --------
    Reclassification Adjustment for Gains
        (Losses) Included in Net Income           (91)         52        98
    Tax (Expense) Benefit                          31         (18)      (33)
                                             --------    --------  --------
                                                  (60)         34        65
                                             --------    --------  --------
    Net Unrealized Holding Gains
        Arising During the Period            $    177    $     38  $     14
                                             ========    ========  ========



                 ALGIERS BANCORP, INC. & SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE V
  CONVERSION FROM A MUTUAL TO A STOCK ASSOCIATION
           On July 8, 1996, Algiers Homestead Association converted from a Louisiana-chartered mutual savings and loan association to a Louisiana-chartered stock savings and loan association known as "Algiers Homestead Association" (the Association). The Association issued and sold 1000 shares of stock at $.01 per share to Algiers Bancorp, Inc. to become the wholly-owned subsidiary of Algiers Bancorp. The Association received net proceeds from the sale of this stock of $3,055,245. The costs associated with the stock conversion was approximately $370,000. The amount of retained earnings initially reserved for a "liquidation account" is approximately $4,117,000 which is the amount of retained earnings at March 31, 1996. This is the retained earnings as of the latest date shown in the prospectus as per the plan of conversion.


NOTE W
  CONCENTRATION OF CREDIT RISK
           All  of  the  Association's  loans   and   commitments   have   been
     granted to customers in the greater New Orleans area.

           The   Association  also  had  deposits  in  other  well  capitalized financial institutions which exceed the federally insured limits.


NOTE X
     DIVIDEND DECLARED
           On December 31, 1998, the board of directors of Algiers Bancorp, Inc. declared a $.05 per share dividend to stockholders of record at December 31, 1998 to be payable on January 15, 1999. The total dividend payable recorded is $32,000.


NOTE Y
     EARNINGS PER COMMON SHARE
           Earnings  per   share  are  computed  using  the  weighted  average
     number of shares outstanding which was 548,891 in 1998 and 574,423 in 1997.


NOTE Z
     SAIF ASSESSMENT
           The deposits of the Association are currently insured by the SAIF, which is a federal deposit insurance fund that covers SAIF member institutions. On September 30, 1996, legislation was passed which required all SAIF member institutions to pay a one time special assessment to recapitalize the SAIF. The one-time special assessment for the Association amounted to $241,000. Net of related tax benefits the one-time special assessment amounted to $159,000 or $.26 per share. The payment of such special assessment had the effect of immediately reducing the Association's capital by such amount. Nevertheless, the assessment did not have a material adverse effect on the Association.



                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE AA
  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

                             ALGIERS BANCORP, INC.
                            CONDENSED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               December 31,
                                                           -------------------
                                                            1998         1997
                                                           ------      -------
Cash and Cash Equivalents                                  $   780     $   879
Investments Available-for-Sale - at Fair Value                 117           2
Loans Receivable                                               121         116
Mortgage-Backed Securities - Available-for-Sale -
  at Fair Value                                                 64         841
Investment in Subsidiaries                                   7,741       7,341
ESOP Loan Receivable                                           404         455
Other Assets                                                    76          31
Real Estate Owned - Net                                         62         -
                                                           -------     -------
      Total Assets                                         $ 9,365     $ 9,665
                                                           =======     =======


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Due to Subsidiary                                          $   744     $    51
Dividends Payable                                               32          31
Other Liabilities                                               10          40
                                                           -------     -------
      Total Liabilities                                        786         122
                                                           -------     -------
Total Stockholders' Equity                                   8,579       9,543
                                                           -------     -------

      Total Liabilities and Stockholders' Equity           $ 9,365     $ 9,665
                                                           =======     =======




                          ALGIERS BANCORP, INC. & SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE AA
  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (CONTINUED)

                          ALGIERS BANCORP, INC.
                        STATEMENTS OF OPERATIONS
                         (DOLLARS IN THOUSANDS)

                                                                       For the Six
                                                                       Months Ended
                                                    December 31,       December 31,
                                                ------------------     ------------
                                                 1998        1997         1996
                                                ------      ------     ------------
INTEREST INCOME
  Mortgage-Backed Securities                    $  51       $   75     $          4
  ESOP Loan                                        32           41              -
  Investment Securities                           -             57               31
  Loans and Fees                                   25           13               21
                                                -----       ------     ------------

      Total Interest Income                       108          186               56
                                                -----       ------     ------------

NON-INTEREST INCOME
  Income (Loss) in Subsidiary-Algiers Homestead
     Association                                  209          332              (39)
  Loss in Subsidiary-Jefferson Community
    Lending, LLC                                  (29)        (179)              (7)
  Loss in Subsidiary-Algiers.Com, Inc.            (22)         -                -
  Miscellaneous Income                            -             10                3
                                                -----       ------     ------------

      Total Non-Interest Income                   158          163              (43)
                                                -----       ------     ------------

NON-INTEREST EXPENSES
  General and Administrative                      130          122                5
                                                -----       ------     ------------

INCOME BEFORE FEDERAL
  INCOME TAX EXPENSE                              136          227                8

FEDERAL INCOME TAX EXPENSE                        (24)          16               18
                                                -----       ------     ------------

NET INCOME (LOSS)                               $ 160       $  211     $        (10)
                                                =====       ======     ============



            ALGIERS BANCORP, INC. & SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE AA
  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (CONTINUED)

                   ALGIERS BANCORP, INC.
                 STATEMENTS OF CASH FLOWS

                                                                                          For the Six
                                                                                          Months Ended
                                                                       December 31,       December 31,
                                                                   ------------------     ------------
                                                                    1998        1997         1996
                                                                   ------      ------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                $   160     $   211             (10)
  Adjustments to Reconcile Net Income (Loss) to Net
    Cash Provided by (Used in) Operating Activities:
      Increase in Due to Subsidiaries                                  693          31               20
      (Increase) Decrease in Other Assets                              (45)         23              (33)
      Decrease (Increase) in Due from Subsidiaries                     -             7               (7)
      Increase (Decrease) in Other Liabilities                         (30)         20               19
                                                                   -------     -------    -------------
       Net Cash Provided by (Used in) Operating Activities             778         292              (11)
                                                                   -------     -------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in Loans Receivable - Net                                   (67)       (116)             -
  Purchases of Investment Securities - Available-for-Sale             (140)         (2)            (474)
  Maturities of Investment Securities - Available-for-Sale             -           476              -
  Purchases of Mortgage-Backed Securities - Available-for-Sale         (64)        -             (1,058)
  Maturities of Mortgage-Backed Securities - Available-for-Sale        821         207               12
  Investments in Subsidiaries                                         (400)     (4,303)          (3,038)
                                                                   -------     -------    -------------
       Net Cash Provided by (Used in) Investing Activities             150      (3,738)          (4,558)
                                                                   -------     -------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of Common Stock                                                 -           -                  6
  Contribution of Additonal Paid-in Capital                            246       3,818            6,108
  Dividends Paid                                                      (121)       (112)             -
  Loan to Subsidiary for ESOP                                          -           -               (518)
  Purchases of Treasury Stock                                       (1,203)       (472)             -
  Repayments of ESOP Loan                                               51          64              -
                                                                   -------     -------    -------------
       Net Cash Provided by (Used in) Financing Activities          (1,027)      3,298            5,596
                                                                   -------     -------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                          (99)       (148)           1,027

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                          879       1,027              -
                                                                   -------     -------    -------------

CASH AND CASH EQUIVALENTS - END OF YEAR                            $   780     $   879    $       1,027
                                                                   =======     =======    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
    Cash Paid During the Year for:
     Interest                                                      $   -       $   -      $         -
     Income Taxes                                                  $   -       $    45    $         -




                             ALGIERS BANCORP, INC. & SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE BB
  SUBSEQUENT EVENT
           In March 1999, the Association entered into a lease for a new branch location. The lease is for a five-year term, with a monthly rental of $3,500. The lease provides for two five year renewal options.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

PART III.

ITEM  9. DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The information required by this item will be included in the Company's definitive proxy statement in connection with its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

      The information required by this item will be included in the Company's definitive proxy statement in connection with its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this item will be included in the Company's definitive proxy statement in connection with its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this item will be included in the Company's definitive proxy statement in connection with its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

      (a) Exhibits. Reference is made to the Exhibit Index beginning on page E-1 hereof.

      (b) Reports   on  Form 8-K.  The  Company  did  not  file any reports  on
          Form 8-K during the fourth quarter of the year ended December 31, 1998.



                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ALGIERS BANCORP, INC.


                                        By:  /s/ Hugh E. Humphrey, Jr.
                                             ---------------------------------
                                                  Hugh E. Humphrey, Jr.
                                             Chairman of the Board, President
                                               and Chief Executive Officer

                                        Date:   April 15, 1999


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                           TITLE                                            DATE
/s/Hugh E. Humphrey, Jr.       Chairman of the Board, President                 April 15, 1999
--------------------------     and Chief Executive Officer
    Hugh E. Humphrey, Jr.



/s/ Thu Dany                   Director                                         April 15, 1999
-------------------------
          Thu Dang



/s/ John H. Gary, III          Director                                         April 15, 1999
-------------------------
      John H. Gary, III



/s/ Thomas L. Arnold, Sr.      Director                                         April 15, 1999
--------------------------
    Thomas L. Arnold, Sr.



/s/ Hugh E. Humphrey, III      Director                                         April 15, 1999
--------------------------
   Hugh E. Humphrey, III



/s/ Francis M. Minor, Jr.      Chief Financial Officer                          April 15, 1999
--------------------------
    Francis M. Minor, Jr.

                                 EXHIBIT INDEX


2.1*  Plan of Conversion
3.1*  Articles of Incorporation of Algiers Bancorp, Inc.
3.2*  Bylaws of Algiers Bancorp, Inc.
4.1*  Stock Certificate of Algiers Bancorp, Inc.
10.1* Employment  Agreement  among Algiers  Bancorp,  Inc.,  Algiers  Homestead
      Association and Hugh E. Humphrey, Jr., dated July 8, 1996
10.2**Employment  Agreement among  Algiers  Bancorp,  Inc.,  Algiers  Homestead
      Association and Hugh E. Humphrey, III, dated July 8, 1996
10.3* Lease for main office building
21.1 Subsidiaries of the Registrant - Reference is made to Item 2. "Business" for the required information
27.1  Financial Data Schedule


(*) Incorporated herein by reference to the Company's Form SB-2 (Registration No. 333-2770) filed by the Company with the SEC on March 26, 1996, as subsequently amended.
(**) Incorporated herein by reference from the Company's Form 10-KSB for the year ended December 31, 1996.