Form 10KSB/A
period 1998-12-31
ALGIERS BANCORP INC
filed 1999-04-30
CIK 1011296

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB/A
                               AMENDMENT NO. 1

   X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB.    X

Issuer's revenues for the fiscal year ended December 31, 1998 were $3.3 million.

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

Number of shares of Common Stock outstanding on April 20, 1999: 517,248

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):     Yes   No    X

                             PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors

The following table sets forth certain information with respect to the current directors of the Company.The Articles of Incorporation of the Company require that the Board of Directors will be divided into three classes as nearly equal in number as possible. The members of each class are elected for a term of three years or until their successors are elected and qualified. One class of directors is elected annually. There are no arrangements or understandings between the Company and any person pursuant to which such person has been elected a director, and no director or nominees for director is related to any other director, nominees for director or executive officer of the Company by blood, marriage or adoption, except that Hugh E. Humphrey, Jr. is the father of Hugh E. Humphrey, III.


                                        Position with the Company and the
                                        Association and Principal Occupation           Director
Name                       AGE(1)       During the Past Five Years                     Since(2)
-------------------------------------------------------------------------------------------------
                                        Director Whose Term Expires in 1999
                                        -----------------------------------
Hugh E. Humphrey, III       47          Director; Secretary and Treasurer of the            1984
                                        Company since 1996 and of the Association
                                        since 1984; also the compliance officer and
                                        loan officer of the Association since 1990.

                                        Directors Whose Terms Expire in 2000
                                        ------------------------------------
Hugh E. Humphrey, Jr.       73          Chairman  of  the  Board, President and Chief       1963
                                        Executive Officer of the Company since 1996,
                                        President of the Association since 1969 and Chief
                                        Executive Officer of the Association since 1984.

Thomas M. Arnold, Sr.       55          Director, Assessor, Orleans Parish, Louisiana       1997

                                        Directors Whose Terms Expire in 2001
                                        ------------------------------------
Thu Dang                    55          Director; Self-employed realtor with Real            1991
                                        Estate Showcase in New Orleans, Louisiana
                                        since 1978 and owner of Marco Polo Travel,
                                        Inc. in Gretna, Louisiana since 1994.

John H. Gary, III           41          Director; President of Gary Enterprises,             1991
                                        Inc., aconvention promoter in New Orleans,
                                        Louisiana since 1988.

______________________
(1)As of December 31, 1998.
(2)Includes service as a director of the Association.

                      _____________________________

Executive Officers Who Are Not Directors

The following table sets forth certain information, as of April 20, 1999, with respect to the sole executive officer of the Company who is not a director. There are no arrangements or understandings between the Company and such persons pursuant to which he was elected as an executive officer of the Company, and such officer is not related to any director or executive officer of the Company by blood, marriage or adoption.


NAME                      AGE(1)     PRINCIPAL OCCUPATIONS DURING THE PAST FIVE YEARS
------------------------------------------------------------------------------------------
Francis M.  Minor, Jr.     55        Chief Financial Officer of the Company and of
                                     the Association since 1997. Field Accountant - Gibbs
                                     Construction Co. Sales - Delta Power. Self employed.

_____________________
(1)As of December 31, 1998.

                     _________________________________

Section 16(A) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the 1934 Act, the Company's directors, officers and any persons holding more than 10% of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission ("Commission") by specific dates. Based on representations of its directors and officers and copies of the reports that they have filed with the Commission, the Company believes that all of these filing requirements were satisfied by the Company's directors and officers in the year ended December 31, 1998.

ITEM 10.    Executive Compensation.

Summary of Executive Compensation

The following table sets forth the compensation paid by the Association for services rendered in all capacities during the periods indicated to the President and Chief Executive Officer of the Association.


                                                          Annual Compensation
                                                   ----------------------------------
                                                                                             Long Term
                                                                                           Compensation
                                                                                         Restricted Stock       All Other
Name and Principal Position             Year       Salary       Bonus       Other(1)        Awards (2)        Compensation(3)
--------------------------------------------------------------------------------------------------------------------------------
Hugh E. Humphrey, Jr.,                  1998      $53,760          --          --            $9,975             $27,544
     Chairman of the Board,             1997       53,760          --          --                --              13,790
     President and                      1996       52,260      $2,090          --                --               6,070
     Chief Executive Officer


(1)Annual compensation does not include amounts attributable to other miscellaneous benefits received by Mr. Humphrey. The costs to the Association of providing such benefits did not exceed 10% of the total salary and bonus paid to or accrued for the benefit of such executive officer.

(2)Represents the value on May 1, 1998, the date of grant, of 700 shares of restricted stock awarded to Mr. Humphrey under the Company's Management Retention and Recognition Plan. Under this Plan, all such shares vest in equal 20% increments on the date of grant and each of the next four anniversaries of the date of grant. Prior to vesting, recipients of shares under the Plan are entitled to vote, and to receive dividends in respect of, shares awarded under the Plan.

(3)Represents the value of the 2,504, 985 and 435 shares allocated to Mr. Humphrey's account under the ESOP for the years ending December 31, 1998, 1997 and 1996, respectively.

                ______________________________

Employment Agreements

The Company and the Association (collectively, the "Employers") entered into an employment agreement with Mr. Humphrey in connection with the Conversion. The Employers have agreed to employ Mr. Humphrey for a term of three years in his current position at an initial salary of $53,760. At least 30 days prior to each annual anniversary date of the employment agreement, the Boards of Directors of the Company and the Association shall determine whether or not to extend the term of the agreement for an additional one year. Any party may elect not to extend the agreement for an additional year by providing written notice at least 30 days prior to any annual anniversary date. Mr. Humphrey's agreement has been extended to July 7, 2001.

The employment agreement is terminable with or without cause by the Employers. The officer shall have no right to compensation or other benefits pursuant to the employment agreement for any period after voluntary termination or termination by the Employers for cause, disability, retirement or death, provided, however, that (i) in the event that the officer terminates his employment because of failure of the Employers to comply with any material provision of the employment agreement or (ii) the employment agreement is terminated by the Employers other than for cause, disability, retirement or death or by the officer as a result of certain adverse actions which are taken with respect to the officer's employment following a Change in Control of the Company, as defined, Mr. Humphrey will be entitled to a cash severance amount equal to three times his average annual compensation over his most recent five taxable years. In addition, Mr. Humphrey will be entitled to a continuation of benefits similar to those he is receiving at the time of such termination for the remaining term of the agreement or until the officer obtains full-time employment with another employer, whichever occurs first.

A Change in Control is generally defined in the employment agreement to include any change in control required to be reported under the federal securities laws, as well as (i) the acquisition by any person of 25% or more of the Company's outstanding voting securities and (ii) a change in a majority of the directors of the Company during any two-year period without the approval of at least two-thirds of the persons who were directors of the Company at the beginning of such period.

The employment agreement provides that in the event that any of the payments to be made thereunder or otherwise upon termination of employment are deemed to constitute a "parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), then such payments and benefits received thereunder shall be reduced, in the manner determined by the employee, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits being non-deductible by the Employers for federal income tax purposes. Parachute payments generally are payments equal to or exceeding three times the base amount, which is defined to mean the recipient's average annual compensation from the employer includable in the recipient's gross income during the most recent five taxable years ending before the date on which a change in control of the employer occurred. Recipients of parachute payments are subject to a 20% excise tax on the amount by which such payments exceed the base amount, in addition to regular income taxes, and payments in excess of the base amount are not deductible by the employer as compensation expense for federal income tax purposes.

The Employers have also entered into similar employment agreements with Mr. Humphrey, III, except that the agreement with Mr. Humphrey, III only has a one-year term renewing annually. Although the employment agreements could increase the cost of any acquisition of control of the Company, management of the Company does not believe that the terms thereof would have a significant anti-takeover effect.

Employee Stock Ownership Plan

The Company established the ESOP for employees of the Company and the Association effective January 1, 1996. Full-time employees of the Company and the Association who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 18 are eligible to participate in the ESOP.

As part of the Conversion, in order to fund the purchase of up to 8% of the Common Stock issued in the Conversion, the ESOP borrowed funds from the Company in an amount equal to 100% of the aggregate purchase price of the Common Stock acquired by the ESOP. The loan to the ESOP is being repaid principally from the Company's and the Association's contributions to the ESOP over a period of 10 years, and the collateral for the loan is the Common Stock purchased by the ESOP. The loan to the ESOP bears a fixed interest rate of 8.25%. The Company may, in any plan year, make additional discretionary contributions for the benefit of plan participants in either cash or shares of Common Stock, which may be acquired through the purchase of outstanding shares in the market or from individual stockholders, upon the original issuance of additional shares by the Company or upon the sale of treasury shares by the Company. Such purchases, if made, would be funded through additional borrowings by the ESOP or additional contributions from the Company. The timing, amount and manner of future contributions to the ESOP will be affected by various factors, including prevailing regulatory policies, the requirements of applicable laws and regulations and market conditions.

Shares purchased by the ESOP with the proceeds of the loan are held in a suspense account and released on a pro rata basis as debt service payments are made. Discretionary contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation. Forfeitures are reallocated among remaining participating employees and may reduce any amount the Company might otherwise have contributed to the ESOP. Participants vest in their right to receive their account balances within the ESOP at the rate of 20% per year starting with the completion of one year of service and are 100% vested upon the completion of five years of service. Credit is given for years of service with the Association prior to adoption of the ESOP. In the case of a "change in control," as defined, however, participants will become immediately fully vested in their account balances. Benefits may be payable upon retirement or separation from service. The Company's contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated.

Messrs. Dang and Humphrey, III serve as trustees of the ESOP. Under the ESOP, the trustees must vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees, and unallocated shares will be voted in the same ratio on any matter as to those shares for which instructions are given.

Generally accepted accounting principles ("GAAP") require that any third party borrowing by the ESOP be reflected as a liability on the Company's statement of financial condition. Since the ESOP is borrowing from the Company, such obligation is not treated as a liability, but the amount of the borrowing is deducted from stockholders' equity. If the ESOP purchases newly issued shares from the Company, total stockholders'
equity would neither increase nor decrease, but per share stockholders' equity and per share net earnings would decrease as the newly issued shares are allocated to the ESOP participants.

The  ESOP  is  subject  to  the  requirements  of  the Employee
Retirement Income Security Act of 1974, as amended ("ERISA"), and the regulations of the Internal Revenue Service and the Department of Labor thereunder.

Compensation of Directors

During the year ended December 31, 1997, each member of the Board of Directors of the Association (other than Messrs. Humphrey, Jr. and Humphrey, III) was paid $300 per Board meeting (the full amount is paid for excused absences). For committee meetings, non-employee directors receive $30 per meeting. Directors who are also officers do not receive any fees for Board or committee meetings.

Members of the Board also participated in the Company's Management Retention and Recognition Plan, pursuant to which restricted shares of Common Stock were awarded on May 1, 1998 to all directors and key employees. Shares under the Plan vest in equal 20% increments on the date of grant, May 1, 1998 and each of the next four anniversaries of the date of grant. Prior to vesting, participants under the Plan are entitled to vote, and to receive dividends in respect of, shares awarded under the Plan. Non-employee directors received grants of 175 restricted shares under the Plan on May 1, 1998, thirty-five of which vested on such date. Messrs. Humphrey, Jr. and Humphrey, III each received grants of 700 restricted shares under the Plan on May 1, 1998, 140 of which vested on such date.

Item 11.   Security Ownership of Certain Beneficial
           Owners and Management.

The following table sets forth, as of April 20, 1999, certain information as to the Common Stock beneficially owned by (i) each person or entity, including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended ("1934 Act"), who or which was known to the Company to be the beneficial owner of more than 5% of the issued and outstanding Common Stock, (ii) the directors of the Company, and (iii) all directors and executive officers of the Company and the Association as a group.


NAME OF BENEFICIAL OWNER                AMOUNT               %
-----------------------------------------------------------------
Algiers Bancorp, Inc.                   51,842(2)          10.02%
Employee Stock Ownership Plan Trust
# 1 Westbank Expressway
New Orleans, Louisiana 70114

First Financial Fund, Inc.              34,600(3)           6.69%
Gateway Center Three
100 Mulberry Street, 9th Floor
Newark, New Jersey  07102-4077

Tontaine Financial Partners, L.P.        60,900(4)         11.77%
Tontaine Overseas Associates, L.L.C.
200 Park Avenue, Suite 3900
New York, NY 10166

Directors:
 Hugh E. Humphrey, Jr.                  27,119(5)           5.24%
 Thomas M. Arnold, Sr.                     170(6)             *
 Thu Dang                                2,570(7)(8)          *
 John H. Gary, III                      15,070(8)(9)        2.91%
 Hugh E. Humphrey, II                    6,141(10)          1.19%


All directors and executive officers
 of the Company and the Association     51,210(11)          9.90%
 as a group (6 persons)

____________________
*   Represents less than 1% of the outstanding Common Stock.

(1)Based upon filings made pursuant to the 1934 Act and other information known to the Company. For purposes of this table, pursuant to rules promulgated under the 1934 Act , an individual is considered to beneficially own shares of Common Stock if he directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares; or (ii) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, an individual has sole voting power and sole investment power with respect to the indicated shares.

(2)The Algiers Bancorp, Inc. Employee Stock Ownership Plan Trust ("Trust") was established pursuant to the Algiers Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") by an agreement between the Company and Messrs. Humphrey, III and Dang, who act as trustees of the plan ("Trustees"). As of February 17, 1999, 37,977 shares of Common Stock held in the Trust were unallocated and 13,865 shares had been allocated to the accounts of participating employees. Under the terms of the ESOP, the Trustees must vote the allocated shares held in the ESOP in accordance with the instructions of the participating employees. Unallocated shares held in the ESOP will be voted by the ESOP Trustees in the same proportion for and against proposals to stockholders as the ESOP participants and beneficiaries actually vote shares of Common Stock allocated to their individual accounts. Any allocated shares which either abstain on the proposal or are not voted will be disregarded in determining the percentage of stock voted for and against each proposal by the participants and beneficiaries. The amount of Common Stock beneficially owned by directors and executive officers who serve as trustees of the ESOP and by all directors and executive officers as a group does not include the shares held by the Trust, except for the shares actually allocated to the accounts of the executive officers.

(3)Wellington Management Company, LLP, whose business address is located at 75 State Street, Boston, Massachusetts 02109, is an investment advisor to First Financial Fund, Inc. and claims shared dispositive power with respect to the shares owned by First Financial Fund, Inc.

(4)Of the shares shown, 38,200 shares or 6.29% are owned of record by Tontine Financial Partners, L.P. ("TFP"), and 22,700 shares or 3.74% are beneficially owned by Tontine Overseas Associates, L.L.C. ("TOA"). TFP is a Delaware limited partnership, and Tontine Management, L.L.C. ("TM") is a Delaware limited liability company and a partner of TFP. TOA is a Delaware limited liability company which serves as investment manager to TFP Overseas Fund, Ltd. ("TFPO"), a Cayman Islands company, which directly owns the 22,700 shares attributable to TOA. Jeffrey L. Gendell is the Managing Member of both TM and TOA. The business address of TFP, TOA, TM and Mr. Gendell is the address shown in the table, while the address of TFPO was not disclosed.

(5)Includes 9,335 shares held by Mr. Humphrey's spouse, which shares may be deemed to be beneficially owned by Mr. Humphrey, 2,504 shares allocated to Mr. Humphrey's account in the Company's ESOP, and 140 shares which Mr. Humphrey has the right to acquire within 60 days pursuant to the Company's Management Retention and Recognition Plan.

(6)Includes 35 shares which Mr. Arnold has the right to acquire within 60 days pursuant to the Company's Management Retention and Recognition Plan.

(7)Includes 35 shares which Mr. Dang has the right to acquire within 60 days pursuant to the Company's Management Retention and Recognition Plan.

(8)All shares are owned jointly with the named person's spouse.

(9)Includes 35 shares which Mr. Gray has the right to acquire within 60 days pursuant to the Company's Management Retention and Recognition Plan.

(10)Includes 887 shares held by Mr. Humphrey's IRA, 1,000 shares for which Mr. Humphrey is the trustee for his minor daughter, 1,974 shares allocated to Mr. Humphrey's account in the Company's ESOP, and 140 shares which Mr. Humphrey has the right to acquire within 60 days pursuant to the Company's Management Retention and Recognition Plan.

(11)See footnotes (2), (5), (6), (7), (9) and (10).

                    _________________________________

Item 12.  Certain Relationships and Related Transactions.

Mr. Humphrey, Jr., the President and Chief Executive Officer of the Association, and his wife own the Association's main office building and lease the building to the Association. Prior to April 1, 1996, the lease was for a 30-year term expiring in September 1997, and the rent was $33,000 per year, subject to increase to $82,000 per year at the discretion of Mr. Humphrey, Jr. Effective April 1, 1996, the Association entered into a new 10-year lease with Mr. Humphrey, Jr. and his spouse, and the rent is $45,000 for the first five years of the new lease. The rent will increase during the second five years of the new lease at a rate equal to the rate of increase in the consumer price index, but the rent will not decrease if the consumer price index decreases. The new lease may be renewed at the Association's option for two additional 10-year periods. Under both the old lease and the new lease, the Association pays all taxes, insurance and maintenance costs.

Mr. Humphrey, Jr. is the father-in-law of Harold A. Buchler, Jr., a partner in the law firm of Buchler & Buchler. During 1997, Buchler & Buchler received an annual retainer of $12,000 from the Association, and approximately $8,700 in connection with real estate loan closings. Most of the closing fees were paid by the borrowers rather than the Association.

Management believes that the above transactions were on terms at least as favorable to the Association as could be obtained from unaffiliated third parties.

Indebtedness of Management

The Association, in the ordinary course of business, makes available to its directors, officers and employees mortgage loans on their primary residences and other types of loans. Such loans are made on the same terms as comparable loans to other borrowers. It is the belief of management that these loans neither involve more than the normal risk of collectibility nor present other unfavorable features. At December 31, 1998, the Association's outstanding loans to directors and executive officers of the Association, or members of their immediate families, totaled approximately $27,000.


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


                  ALGIERS BANCORP, INC.


                  By: /s/ Francis M. Minor, Jr.
                     ----------------------------
                     Francis M. Minor, Jr.
                     Chief Financial Officer


                  Date:  April 30, 1999