Form 10QSB
period 1999-03-31
ALGIERS BANCORP INC
filed 1999-05-14
CIK 1011296

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

  _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Number of shares of Common Stock outstanding on April 20, 1999: 517,248

Transitional Small Business Disclosure Format (check one):     Yes ___  No _X_



                             ALGIERS BANCORP, INC.
                      QUARTERLY REPORT ON FORM 10-QSB FOR
                       THE QUARTER ENDED MARCH 31, 1999

                              TABLE OF CONTENTS


                                                                           PAGE

PART I - FINANCIAL INFORMATION

  Interim  Financial  Information required by Rule 10-01 of
  Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

     Item 1.  Financial Statements

          Consolidated Statements Of Financial Condition
          (Unaudited) at March 31, 1999 and December 31, 1998                 1

          Consolidated Statements Of Income (Unaudited)
          For the Three Months Ended March 31, 1999 and 1998                  3

          Consolidated Statements Of Cash Flows (Unaudited)
          For the Three Months Ended March 31, 1999 and 1998                  5

          Notes to Consolidated Financial Statements                          7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            10

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                               14




PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    ALGIERS BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                 ASSETS

                                                         March 31,                 December 31,
                                                           1999                         1998
                                                    ------------------           ----------------
                                                        (Unaudited)
                                                                     (In Thousands)
Cash and Cash Equivalents                           $    2,062                   $    3,659
Interest-Bearing Deposits in Other Banks                 3,079                        1,222
Investments Available-for-Sale
   at Fair Value (Note 2)                                4,821                        5,304
Loans Receivable - Net                                   9,131                        9,297
Mortgage Loans Held for Resale                             312                            -
Mortgage-Backed Securities - Available-for-Sale
   at Fair Value (Note 2)                               27,310                       27,392
Stock in Federal Home Loan Bank                            512                          512
Accrued Interest Receivable                                498                          369
Real Estate Owned - Net                                     62                           62
Office Properties and Equipment, at Cost -
   Furniture, Fixtures and Equipment, Less
   Accumulated Depreciation of $285 and
   $258, respectively                                      854                          662
Prepaid Expenses                                            88                           87
Income Tax Receivable                                      101                           28
Other Assets                                                 4                           32
                                                    ----------                   ----------

                Total Assets                        $   48,834                   $   48,626
                                                    ==========                   ==========


The accompanying notes are an integral part of these consolidated financial statements.







                    ALGIERS BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                         March 31,                 December 31,
                                                           1999                         1998
                                                    ------------------           ----------------
                                                        (Unaudited)
                                                                 (In Thousands)
               LIABILITIES
Deposits                                            $   39,875                   $    39,495
Advance Payments from Borrowers for Taxes and
        Insurance                                           63                           114
Accrued Interest Payable on Depositors' Accounts            61                            23
Dividends Payable                                           26                            32
Deferred Tax Liability                                     214                           212
Income Taxes Payable                                         -                             -
Other Liabilities                                           66                            84
                                                    ----------                   -----------

                                                        40,305                        39,960
Minority Interest in Subsidiary                             76                            87
                                                    ----------                   -----------
    Total Liabilities                                   40,381                        40,047
                                                    ----------                   -----------

               STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred Stock - Par Value $.01; 5,000,000 Shares
    Authorized; 0 Shares Issued and Outstanding              -                             -
Common Stock - $.01 Par Value;
    10,000,000 Shares Authorized,
    648,025 Issued Shares                                    6                             6
Treasury Stock - 141,677 shares and 128,777 shares,
    Respectively, at Cost                               (1,823)                       (1,675)
Paid-in Capital in Excess of Par                         6,137                         6,137
Retained Earnings                                        4,363                         4,344
Accumulated Other Comprehensive Income                     194                           191
                                                    ----------                   -----------
                                                         8,877                         9,003
                                                    ----------                   -----------

    Less:  Unearned ESOP Shares                           (376)                         (376)
           Unearned MRP Shares                             (48)                          (48)
                                                    ----------                   -----------
                                                          (424)                         (424)
                                                    ----------                   -----------
    Total Stockholders' Equity                           8,453                         8,579
                                                    ----------                   -----------
    Total Liabilities and Stockholders' Equity      $   48,834                   $    48,626
                                                    ==========                   ===========


The accompanying notes are an integral part of these consolidated financial statements.





                    ALGIERS BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                    Three Months Ended
                                                         March 31,                    March 31,
                                                           1999                         1998
                                                    ------------------           ----------------
                                                        (Unaudited)                 (Unaudited)
                                                                    (In Thousands)
INTEREST INCOME
    Loans                                           $      230                   $       228
    Mortgage-Backed Securities                             411                           431
    Investment Securities                                  162                            94
    Other Interest-Earning Assets                           54                            39
                                                    ----------                   -----------
        Total Interest Income                              857                           792
                                                    ----------                   -----------

INTEREST EXPENSE
    Deposits                                               465                           429
    FHLB Advances                                            -                             -
                                                    ----------                   -----------
        Total Interest Expense                             465                           429
                                                    ----------                   -----------

NET INTEREST INCOME BEFORE PROVISION
   FOR LOAN LOSSES                                         392                           363
PROVISION FOR LOAN LOSSES                                    -                             -
                                                    ----------                   -----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                         392                           363
                                                    ----------                   -----------

NON-INTEREST INCOME
    Gain - Sale of Investments                               -                            15
    Service Charges and Fees                                17                            14
    Recapture of Allowance on GIC Bonds                      -                             -
    Recovery of Allowance on GIC Bonds Previously
        Written Off                                          -                             -
    Miscellaneous Income                                     5                             3
                                                    ----------                   -----------
        Total Non-Interest Income                           22                            32
                                                    ----------                   -----------

The accompanying notes are an integral part of these consolidated financial statements.






                    ALGIERS BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                    Three Months Ended
                                                         March 31,                    March 31,
                                                           1999                         1998
                                                    ------------------           ----------------
                                                        (Unaudited)                 (Unaudited)
                                                                    (In Thousands)

NON-INTEREST EXPENSES
    Compensation and Benefits                       $      148                   $       163
    Occupancy and Equipment                                 83                            48
    Computer                                                 9                            18
    Deposit Insurance Premium                               14                             6
    Professional Services                                   55                            28
    FHLB Service Charges                                     2                             9
    Real Estate Owned Expenses                               1                             1
    (Recovery of) Provision for Losses on Real
         Estate Owned                                        -                            (4)
    Other                                                   59                            49
                                                    ----------                   -----------
            Total Non-Interest Expense                     371                           318
                                                    ----------                   -----------

INCOME BEFORE INCOME TAXES
   AND MINORITY INTEREST                                    43                            77
FEDERAL INCOME TAX EXPENSE                                  15                            26
                                                    ----------                   -----------
INCOME BEFORE MINORITY INTEREST                             28                            51
MINORITY INTEREST IN SUBSIDIARY                             11                             -
                                                    ----------                   -----------
NET INCOME                                                  39                            51
OTHER COMPREHENSIVE INCOME -
   NET OF INCOME TAX
   Unrealized gains(losses) on Securities                    3                           (26)
                                                    ==========                   ===========
COMPREHENSIVE INCOME                                $       42                   $        25
                                                    ==========                   ===========
EARNINGS PER SHARE
    Basic                                           $     0.08                   $      0.09
                                                    ==========                   ===========
    Fully Diluted                                   $     0.08                   $      0.09
                                                    ==========                   ===========

The accompanying notes are an integral part of these consolidated financial statements.




                    ALGIERS BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended
                                                                March 31,                March 31,
                                                                  1999                     1998
                                                           ------------------        ----------------
                                                                (Unaudited)             (Unaudited)
                                                                         (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                             $      39                $      51
    Adjustments to Reconcile Net Income to Net
     Cash Used in Operating Activities:
      Depreciation and Amortization                               27                        5
      Premium Amortization Net of Discount Accretion              17                       13
      Stock Dividend - FHLB                                        -                       (7)
      Gain on Sale of Investments                                  -                      (15)
      ESOP and MRP Expense                                        20                       22
      Increase in Accrued Interest Payable                        38                        2
      Increase (Decrease) in Other Liabilities                   (38)                      94
      Increase in Accrued Interest Receivable                   (129)                       -
      Increase in Income Tax Payable                               -                       25
      Recapture of Provision for Real Estate Owned                 -                       (4)
      (Increase) in Real Estate Owned                              -                      (63)
      (Increase) Decrease in Other Assets                         28                      (57)
      Decrease in Deferred Loan Fees                              (1)                     (18)
      Increase (Decrease) in Deferred Charges                      1                      (31)
      Increase in Mortgages Held for Resale                     (312)                       -
      (Increase) in Accounts Receivable                            -                      (92)
      Increase in Prepaid Income Taxes                           (73)                       -
      (Increase) Decrease in Deferred Income Taxes                 -                        -
                                                           ---------                ---------
           Net Cash Used In Operating Activities                (383)                     (75)
                                                           ---------                ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of Investment Securities - Available-for-Sale         -                   (2,950)
    Maturities of Investment Securities - Available-for-
        Sale                                                     500                    1,404
    Maturities of Mortgage- Backed Securities -
     Held-to-Maturity                                              -                      814
    Purchases of Mortgage- Backed Securities -
     Available-for-Sale                                       (2,055)                        -
    Maturities of Mortgage-Backed Securities -
     Available-for-Sale                                        2,110                      225
    Proceeds from Sale of Mortgage Backed Securities -
     Available-for-Sale                                            -                      401
    Principal Collected on Loans                                 614                      254
    Loans Made to Customers                                     (447)                    (774)
    Purchase of Furniture and Fixtures                          (283)                     (16)
    Proceeds from Sales of Foreclosed Real Estate                  -                        4
    (Increase) in Investment in Subsidiary                        43                      (18)
                                                           ---------                ---------
           Net Cash Provided by (Used In)
           Investing Activities                                  482                     (656)
                                                           ---------                ---------

The accompanying notes are an integral part of these consolidated financial statements.





                    ALGIERS BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        Three Months Ended
                                                                March 31,               March 31,
                                                                  1999                    1998
                                                           ------------------       ----------------
                                                                (Unaudited)             (Unaudited)
                                                                           (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
    Net Increase (Decrease) in Deposits                    $     380                $   1,253
    Net Decrease in Advances from Borrowers
     for Taxes and Insurance                                     (51)                     (41)
    Repayment of Federal Home Loan Advance                         -                        -
    Purchase of Treasury Stock                                  (148)                     (98)
    Dividends Paid on Common Stock                               (20)                     (31)
                                                           ---------                ---------
        Net Cash Provided by Financing Activities                161                    1,083
                                                           ---------                ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                              260                      352
CASH AND CASH EQUIVALENTS -
   BEGINNING OF YEAR                                           4,881                    2,555
                                                           ---------                ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                  $   5,141                $   2,907
                                                           ---------                ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
   Cash Paid During the Year for:
    Interest                                               $     427                $     429
    Income Taxes                                           $      88                $      92
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   TRANSACTIONS
    Dividends Declared                                     $      26                $      31



The accompanying notes are an integral part of these consolidated financial statements.




                             ALGIERS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                March 31, 1999

Note 1 - Basis of Presentation -

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

       During 1998, the Algiers Bancorp, Inc. formed Algiers Com, Inc., a subsidiary that owns a 51% interest in Planet Mortgage, LLC. Planet Mortgage, LLC is engaged in the solicitation of mortgage loans through its Internet site.

       The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Algiers Homestead Association and Algiers Com, Inc. and its majority-owned subsidiary, Jefferson Community Lending, LLC. In consolidation, significant inter-company accounts, transactions, and profits have been eliminated.

Note 2 - Available for Sale Securities -

       Investments and mortgage-backed securities available-for-sale at March 31,1999 and December 31, 1998, respectively, are summarized as follows (in thousands):

                                                         March 31, 1999
                                 ------------------------------------------------------------
                                                     Gross             Gross
                                 Amortized        Unrealized        Unrealized        Fair
                                   Cost              Gains            Losses          Value
                                 ---------        -----------       ----------      ---------
Investments                      $  4,782         $        39       $     -         $   4,821
                                 ========         ===========       ==========      =========
GNMA Certificates                $  7,080         $        90       $     -           $ 7,170
FNMA Certificates                  15,039                 156             -            15,195
FHLMC Certificates                  4,915                  30             -             4,945
                                 --------         -----------       ----------      ---------
                                 $ 27,034         $       276       $     -         $  27,310
                                 ========         ===========       ==========      =========



                                                      December 31, 1998
                                 ------------------------------------------------------------
                                                     Gross             Gross
                                 Amortized        Unrealized        Unrealized        Fair
                                   Cost              Gains            Losses          Value
                                 ---------        -----------       ----------      ---------

Investments                      $   5,292        $    39           $     27        $  5,304
                                 =========        =======           ========        ========
GNMA Certificates                $   6,885        $    90           $    -          $  6,975
FNMA Certificates                   16,320            156                -            16,476
FHLMC Certificates                   3,911             30                -             3,941
                                 ---------        -------           --------        --------
                                 $  27,116        $   276           $    -            27,392
                                 =========        =======           ========        ========




Note 3 - Employee Stock Ownership Plan -

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

       As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $16,850 for the three months ended March 31, 1999 based on the annual release of shares.

Note 4 - Management Recognition Plan -

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




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


GENERAL

       The following discussion compares the consolidated financial condition of Algiers Bancorp, Inc. and Subsidiaries at March 31, 1999 to December 31, 1998 and the results of operations for the three months ended March 31, 1999 with the same period in 1998. Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

CHANGES IN FINANCIAL CONDITION

       Total assets increased $208,000 or .43% from $48.6 million at December 31, 1998 to $48.8 million at March 31, 1999. The increase in assets is primarily due to an increase in deposits, loans and investment securities available for sale.

       Interest-earning deposits in other banks and investments was $7.9 million at March 31, 1999 and $6.5 million at December 31, 1998. This increase was due to an increase in balances held by FHLB.

       The mortgage-backed securities portfolio decreased $82,000 or .3% from $27.4 million at December 31, 1998 to $27.3 million at March 31, 1999, as the amount of mortgage-backed securities maturing increased and new mortgage-backed securities purchased increased slightly. Mortgage-backed securities amounted to $27.3 million or 55.9% of total assets at March 31, 1999, compared to $27.4 million or 56.3% of total assets at December 31, 1998.

       The Association's loan portfolio decreased $166,000 or 1.8% over the past three months from $9.3 million at December 31, 1998 to $9.1 million at March 31, 1999.

       Total deposits increased $380,000 or .96% to $39.9 million at March 31, 1999 from $39.5 million at December 31, 1998. The increase was primarily in certificate of deposit accounts.

       Total stockholders' equity declined by $126,000 during the past three months. Net income was $39,000, and was offset by the purchase of $148,000 of treasury stock, and a $26,000 dividend declared on common stock. Stockholders' equity at March 31, 1999 totaled $8.5 million or 17.3% of total assets compared to $8.6 million or 17.6% of total assets at December 31, 1998.

RESULTS OF OPERATIONS

       The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage-backed securities, loans and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. For the three months ended March 31, 1999, net interest income before provision for loan losses was more than total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, federal insurance premiums, and miscellaneous other expenses.

       The Company's net income for the three months ended March 31, 1999 decreased $12,000 or 23.5% compared to the three months ended March 31, 1998. The decrease was due to an increase of $65,000 or 8.2% in interest income, an increase of $53,000 or 16.7% in non-interest expense partially offset by a $36,000 or 8.4% increase in interest expense and a decrease of $10,000 or 31.2% in non-interest income.

       Total interest income increased by $65,000 or 8.2% during the three months ended March 31, 1999 compared to the three months ending March 31, 1998, due to an increase in the average yield on interest-earning assets from 7.36% in the first three months of 1998 to 7.71% in the first three months of 1999. The higher yield was partially offset by a $145,000 or 3.2% decrease in average interest-earning assets. The decrease in the average balance was primarily due to the Company's repurchase of $148,000 of common stock since December 31, 1998 and the payment of dividends on common stock of $20,000. Total interest expense increased by $36,000 or 8.4% in the three months ending March 31, 1999 compared to the three months ending March 31, 1998, primarily due to an increase in average deposits of $3.5 million or 9.7% in the first three months of 1999 over the comparable 1998 period. The higher average balance was partially offset by a decrease in the average rate on interest-bearing liabilities to 4.69% from 4.76% over the same period in 1998.

       The increased net interest income of $29,000 was due to an increase in the average interest rate spread to 3.02% in the first three months of 1999 from 2.64% in the first three months of 1998. The higher spread was partially offset by a decrease of $3.7 million or 8.3% in net average interest-earning assets in the three months ended March 31, 1999 over the comparable 1998 period. The average yield on interest-earning assets increased to 7.71% during the three months ended March 31, 1999 compared to 7.36% during the three months ended March 31, 1998. The increased yield on assets was primarily due to an increase in the average rate earned on investments. In the three months ending March 31, 1999, the Company used a portion of its maturing mortgage-backed securities and interest-earning deposits in other banks to fund the repurchase of 148,000 of its outstanding common stock. The average rate on deposits decreased from 4.76% during the first three months of 1998 to 4.69% during the first three months of 1999.

       During the quarter ended March 31, 1999 compared to the same period of 1998, non-interest income decreased $10,000 due to a decrease of $2,000 in miscellaneous income, a decrease of $15,000 in gain on sale of investments, partially offset by a $3,000 increase in service charges and fees.

       The Association had no provision or credit for loan losses in the three months ended March 31, 1999 and 1998. Total non-performing loans at March 31, 1999 and December 31, 1998 was $737,000 and the allowance for loan losses at March 31, 1999 and December 31, 1998 was $526,000.

       The $53,000 increase in total non-interest expense in the three months ended March 31, 1999 was due to a $35,000 increase in occupancy and equipment expense, a $27,000 increase in professional services offset by a $15,000 decrease in compensation and benefits, and a $9,000 decrease in computer expenses.

       The $11,000 or 42.3% decrease in income tax expense was primarily due to a decrease of $34,000 or 44.1% in pre-tax income for the three months ended March 31, 1999 from the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

       The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 1999, the Association's liquidity was 12.98% or $3.5 million in excess of the minimum OTS requirement of 4%.

       The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0%, and 8.0%, respectively. At March 31, 1999, the Association's tangible and core capital both amounted to $7.5 million or 15.55% of adjusted total assets of $48.0 million, and the Association's risk-based capital amounted to $7.6 million or 55.11% of adjusted risk-weighted assets of $13.8 million.

       As of March 31, 1999, the Association's unaudited regulatory capital requirements are as indicated in the following table:

                                             Tangible              Core              Risk-Based
                                             Capital             Capital              Capital
                                           ------------         ----------          -----------
                                                            (Dollars in Thousands)
GAAP Capital                               $     7,676         $     7,676          $    7,676
Additional Capital Items:
    General Valuation Allowances                    --                  --                 151
    Unrealized Gain on Securities -
       Available-For-Sale                         (207)               (207)               (207)
                                           -----------          ----------          ----------

Regulatory Capital                               7,469               7,469               7,620
Minimum Capital Requirement                        720               1,441               1,106
Regulatory Capital Excess                  $     6,749          $    6,028          $    6,514
                                           -----------          ----------          ----------
Regulatory Capital as a Percentage               15.55%              15.55%              55.11%
Minimum Capital Required as a
   Percentage                                     1.50%               3.00%               8.00%
                                           -----------          ----------          ----------
Regulatory Capital as a Percentage in
   Excess of Requirements                        14.50%              12.55%              47.11%
                                           -----------          ----------          ----------

       Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at March 31, 1999. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings.

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

       In light of its compliance efforts, the Company does not believe that the Year 2000 issue is likely to have a material adverse effect on the Company's liquidity, capital resources or results of operations. However,there can be no assurance that all of the Company's systems will be Year 2000 compliant, or that the failure of any such system will not have a material adverse effect on the Company's business, financial condition or operating results. In addition, to the extent that the Year 2000 issue has a material adverse effect on the business, financial condition or operating results of third parties with whom the Company has material relationship, such as other financial institutions, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and operating results.



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

       The OTS granted the Company permission on September 3, 1998 to repurchase approximately 14% of the Company's outstanding common tock. The approval included 21,419 shares to fund the 1997 Management Recognition and Retention Plan and shares for general corporate purposes.



PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a)   The following exhibit is filed herewith:

           EXHIBIT NO.          DESCRIPTION
           -----------          -----------

           27.1                 Financial Data Schedule

     (b)   Reports on Form 8-K:

           No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.





                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ALGIERS BANCORP, INC.



Date: May 14, 1999                    By:    /s/ Hugh E. Humphrey, Jr.
                                         ----------------------------------
                                                 Hugh E. Humphrey, Jr.,
                                                 Chairman of the Board,
                                                      President and
                                                Chief Executive Officer


Date: May 14, 1999                    By:    /s/ Francis M. Minor, Jr.
                                         ----------------------------------
                                                 Francis M. Minor, Jr.
                                                Chief Financial Officer