Form 10QSB
period 1999-06-30
ALGIERS BANCORP INC
filed 1999-08-16
CIK 1011296

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549


                          FORM 10-QSB


_X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

___  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to __________


                COMMISSION FILE NUMBER 0-20911



                         ALGIERS BANCORP, INC.
  (Name of small business issuer as specified in its charter)


       LOUISIANA                                               72-1317594
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


#1 WESTBANK EXPRESSWAY, NEW ORLEANS, LOUISIANA                   70114
(Address of principal executive offices)                      (Zip Code)


                   Issuer's telephone number: (504) 367-8221




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes _ X_    No  ___


Number of shares of Common Stock outstanding on July 26, 1999: 517,248


Transitional Small Business Disclosure Format (check one): Yes ___  No _X_





                           ALGIERS BANCORP, INC.
                    QUARTERLY REPORT ON FORM 10-QSB FOR
                       THE QUARTER ENDED JUNE 30, 1999


                            TABLE OF CONTENTS

                                                                          PAGE
PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of
Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

  Item 1.   Financial Statements

       Consolidated Statements of Financial Condition
       (Unaudited) at June 30, 1999 and December 31, 1998                  1

       Consolidated Statements of Income (Unaudited) For
       the Three and Six Months Ended June 30, 1999 and 1998               3

       Consolidated Statements Of Cash Flows (Unaudited) For
       the Six Months Ended June 30, 1999 and 1998                         5

       Notes to Consolidated Financial Statements                          7

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           10

PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders            15

  Item 6.  Exhibits and Reports on Form 8-K                               15






             ALGIERS BANCORP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                             ASSETS

                                                                             June 30,       December 31,
                                                                               1999            1998
                                                                          ---------------  ----------------
                                                                           (Unaudited)
                                                                                  (In Thousands)
Cash and Cash Equivalents                                                 $     1,104      $     3,659
Interest-Bearing Deposits in Other Banks                                        2,085            1,222
Investments Available-for-Sale - at Fair Value (Note 2)                         4,828            5,304
Loans Receivable - Net                                                          8,918            9,297
Mortgage Loans Held for Resale                                                    112              -
Mortgage-Backed Securities - Available-for-Sale - at Fair Value (Note 2)      29,3812            7,392
Stock in Federal Home Loan Bank                                                   512              512
Accrued Interest Receivable                                                       606              369
Real Estate Owned - Net                                                            62               62
Office Properties and Equipment, at Cost - Furniture,
   Fixtures and Equipment, Less Accumulated Depreciation
   of $313 and $258, respectively                                                 888              662
Prepaid Expenses                                                                   80               87
Income Tax Receivable                                                             101               28
Other Assets                                                                       30               32
                                                                          -----------       ----------
        Total Assets                                                      $    48,707       $   48,626
                                                                          ===========       ==========


The accompanying notes are an integral part of these consolidated financial statements.



             ALGIERS BANCORP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                June 30,        December 31,
                                                                  1999              1998
                                                            ---------------  ---------------
                                                              (Unaudited)
                                                                    (In Thousands)

        LIABILITIES
Deposits                                                    $     39,794       $     39,495
Advance Payments from Borrowers for Insurance and Taxes               52                114
Accrued Interest Payable on Depositors' Accounts                      26                 23
Dividends Payable                                                     26                 32
Deferred Tax Liability                                               213                212
Income Taxes Payable                                                -                  -
Other Liabilities                                                     60                 84
                                                            ------------       ------------
                                                                  40,171             39,960

Minority Interest in Subsidiary                                       66                 87
                                                            ------------       ------------
Total Liabilities                                                 40,237             40,047
                                                            ------------       ------------


        STOCKHOLDERS' EQUITY

Preferred Stock - Par Value $.01; 5,000,000 Shares
  Authorized; 0 Shares Issued and Outstanding                        -                  -
Common Stock - Par Value $.01; 10,000,000 Shares
  Authorized; 648,025 Issued Shares                                  6                  6
Treasury Stock - 141,677 and 128,777 Shares
  Respectively, at Cost                                         (1,823)            (1,675)
Paid-in Capital in Excess of Par                                 6,137              6,137
Retained Earnings                                                4,381              4,344
Accumulated Other Comprehensive Income                             193                191
                                                          ------------       ------------
                                                                 8,894              9,003
                                                          ------------       ------------

    Less:   Unearned ESOP Shares                                  (376)              (376)
            Unearned MRP Shares                                    (48)               (48)
                                                          ------------       ------------
                                                                  (424)              (424)
                                                          ------------       ------------

    Total Stockholders' Equity                                   8,470              8,579
                                                          ------------       ------------


    Total Liabilities and Stockholders' Equity            $     48,707       $     48,626
                                                          ============       ============


The accompanying notes are an integral part of these consolidated financial statements.






                        ALGIERS BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME



                                                          Three Months Ended                    Six Months Ended
                                                       June 30,         June 30,           June 30,         June 30,
                                                         1999             1998               1999             1998
                                                     -----------      ------------       -----------      -----------
                                                     (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)
                                                           (In Thousands)                      (In Thousands)
INTEREST INCOME
  Loans                                              $     197        $      243         $      427       $     471
  Mortgage-Backed Securities                               426               407                837             838
  Investment Securities                                    175               111                337             205
  Other Interest-Earning Assets                             42                25                 96              64
                                                     ---------        ----------         ----------       ---------
        Total Interest Income                              840               786              1,697           1,578
                                                     ---------        ----------         ----------       ---------


INTEREST EXPENSE
  Deposits                                                 468               447               933              876
  FHLB Advances                                            -                 -                 -                -
                                                     ---------        ----------        ----------        ---------
        Total Interest Expense                             468               447               933              876

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES       372               339               764              702

PROVISION FOR LOAN LOSSES                                  -                 -                 -                -
                                                     ---------       ----------        ----------         ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        372              339               764               702
                                                     ---------       ----------        ----------         ---------

NON-INTEREST INCOME
  Gain - Sale of Investments                              -                  16               -                  31
  Service Charges and Fees                                 84                12               101                26
  Recapture of Allowance on GIC Bonds                     -                   2               -                   2
  Recovery of GIC Bonds Previously Written Off            -                 -                 -                 -
Miscellaneous Income                                        3                14                 8                17
                                                     --------        ----------        ----------         ---------
  Total Non-Interest Income                                87                44               109                76
                                                     --------        ----------        ----------         ---------


The accompanying notes are an integral part of these consolidated financial statements.



                           ALGIERS BANCORP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME


                                                             Three Months Ended                  Six Months Ended
                                                            June 30,     June 30,             June 30,       June 30,
                                                             1999         1998                  1999           1998
                                                          -----------   -----------         -----------     ---------
                                                          (Unaudited)   (Unaudited)          (Unaudited)   (Unaudited)
                                                            (In Thousands)                (In Thousands)
NON-INTEREST EXPENSES
  Compensation and Benefits                               $    163      $        163        $      311      $     295
  Occupancy and Equipment                                       62                48               145             93
  Computer                                                      10                18                19             30
  Deposit Insurance Premium                                      6                 6                20             11
  Professional Services                                         71                28               126             67
  FHLB Service Charges                                           2                 9                 4             12
  Real Estate Owned Expenses                                     1                 1                 2              2
  (Recovery of) Provision for Losses on Real Estate Owned      -                  (4)              -               (4)
  Other                                                        110                40               169            121
                                                            ------            ------           -------         ------
        Total Non-Interest Expense                             425               309               796            627
                                                            ------            ------           -------         ------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                34                74                77            151

FEDERAL INCOME TAX EXPENSE                                     -                  20                15             46
                                                            ------            ------           -------         ------
INCOME BEFORE MINORITY INTEREST                                 34                54                62            105

MINORITY INTEREST IN SUBSIDIARY                                 10               -                  21            -
                                                            ------           -------           -------         ------
NET INCOME                                                      44                54                83            105


OTHER COMPREHENSIVE INCOME NET OF INCOME TAX

  Unrealized Gains (Losses) on Securities                       (1)              (12)                2            (32)
                                                            ======            ======           =======         ======
COMPREHENSIVE INCOME                                        $   43            $   42           $    85         $   73
                                                            ======            ======           =======         ======


EARNINGS PER SHARE
  Basic                                                     $ 0.09            $ 0.09           $  0.18         $ 0.19
  Fully Diluted                                             $ 0.09            $ 0.09           $  0.18         $ 0.19


The accompanying notes are an integral part of these consolidated financial statements.




                        ALGIERS BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Six Months Ended
                                                                          June 30,        June 30,
                                                                            1999            1998
                                                                         -----------     -----------
                                                                         (Unaudited)    (Unaudited)
                                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                              $     83          $    105
Adjustments to Reconcile Net Income to Net
  Cash Used In Operating Activities:
    Depreciation and Amortization                                             55                 8
    Premium Amortization Net of Discount Accretion                             7                 7
    Stock Dividend - FHLB                                                    -                 (14)
    Gain on Sale of Investments                                              -                 (31)
    ESOP and MRP Expense                                                      46                53
    Increase in Accrued Interest Payable                                      36
    (Decrease) in Other Liabilities                                           (4)              (70)
    Increase in Accrued Interest Receivable                                 (237)             (108)
    Increase in Income Tax Payable                                           -                   2
    Increase in Dividends Payable                                            -                  (2)
    Increase in Real Estate Owned                                            -                (105)
    (Increase) Decrease in Other Assets                                        1               (99)
    Decrease in Deferred Loan Fees                                            (1)               (9)
    Increase in Deferred Charges                                               7                19
    Increase in Mortgages Held for Resale                                   (112)              -
    Increase in Accounts Receivable                                          -                 (92)
    Increase in Prepaid Income Taxes                                         (73)              -
    Increase in Minority Interest in Subsidiary                              (21)              -
    Decrease in Deferred Income Taxes                                        -                  28
                                                                        --------          --------
            Net Cash Used In Operating Activities                           (312)             (236)
                                                                        --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Investment Securities - Available-for-Sale                     -              (5,327)
  Maturities of Investment Securities - Available-for-Sale                   500             1,685
  Maturities of Mortgage- Backed Securities - Held-to-Maturity               -               1,966
  Purchases of Mortgage- Backed Securities - Available-for-Sale           (5,485)              -
  Maturities of Mortgage-Backed Securities - Available-for-Sale            3,469               851
  Proceeds from Sale of Mortgage Backed Securities - Available-for-Sale      -               1,163
  Principal Collected on Loans                                             1,186             1,695
  Loans Made to Customers                                                   (806)           (2,947)
  Purchase of Furniture and Fixtures                                        (281)              (87)
  Proceeds from Sales of Foreclosed Real Estate                              -                 -
  (Increase) in Investment in Subsidiary                                     -                 (79)
                                                                         --------         --------
  Net Cash Used In Investing Activities                                    (1,417)          (1,080)
                                                                         --------         --------

The accompanying notes are an integral part of these consolidated financial statements.




             ALGIERS BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           Six Months Ended
                                                         June 30,        June 30,
                                                           1999            1998
                                                        -----------    -----------
                                                        (Unaudited)     (Unaudited)
                                                           (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Deposits                              $   299         $  1,515
  Net Decrease in Advances from
    Borrowers for Taxes and Insurance                       (62)             (20)
  Repayment of Federal Home Loan Advance                    -                -
  Purchase of Treasury Stock                               (148)            (432)
  Dividends Paid on Common Stock                            (52)             (30)
                                                        -------         --------
  Net Cash Provided by Financing Activities                  37            1,033
                                                        -------         --------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                       (1,692)            (283)

CASH AND CASH EQUIVALENTS - BEGINNING OF THE YEAR         4,881            2,555
                                                        -------         --------

CASH AND CASH EQUIVALENTS - END OF YEAR                 $ 3,189         $  2,272
                                                        =======         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
   Interest                                             $   930         $    266
   Income Taxes                                         $    88         $     20

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   TRANSACTIONS
   Dividends Declared                                   $    26         $     29



The accompanying notes are an integral part of these consolidated financial statements.




                       Algiers Bancorp, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


                          June 30, 1999


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

     The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.




Note 2 - Available for Sale Securities -

     Investments and mortgage-backed securities available-for-sale at June 30,1999 and December 31, 1998, respectively, are summarized as follows (in thousands):


                                                  June 30, 1999
                   -----------------------------------------------------------------
                                            Gross            Gross
                     Amortized           Unrealized        Unrealized        Fair
                       Cost                 Gains            Losses          Value
                     ---------           ----------        ----------      ---------
Investments          $   4,812           $       16        $     -         $   4,828
                     =========           ==========        ==========      =========

GNMA Certificates    $   7,651           $       90        $     -         $   7,741
SBA Certificates         1,007                                                 1,007
FNMA Certificates       15,781                  156              -            15,937
FHLMC Certificates       4,666                   30              -             4,696
                     ---------           ----------        ----------      ---------
                     $  29,105           $      276        $     -         $  29,381
                     =========           ==========        ==========      =========



                                            December 31, 1998
                     ---------------------------------------------------------------
                                            Gross             Gross
                      Amortized          Unrealized        Unrealized        Fair
                        Cost                Gains            Losses          Value
                      ---------          ----------        ----------      --------
Investments           $   5,292          $       39        $       27      $  5,304
                      =========          ==========        ==========      ========
GNMA Certificates     $   6,885          $       90        $     -         $  6,975
FNMA Certificates        16,320                 156              -           16,476
FHLMC Certificates        3,911                  30              -            3,941
                      ---------          ----------       -----------      --------
                      $  27,116          $      276       $     -            27,392
                      =========          ==========       ===========      ========




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

     As  shares  are  released  from   collateral,   the   Company  reports
compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $33,700 and $38,000 for the six months ended June 30, 1999 and 1998, based on the annual release of shares.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

GENERAL

     The following discussion compares the consolidated financial condition of Algiers Bancorp, Inc. and Subsidiaries at June 30, 1999 to December 31, 1998 and the results of operations for the three and six months ended June 30, 1999 with the same periods in 1998. Currently, the business and
management  of  Algiers  Bancorp,   Inc.  is  primarily  the  business  and
management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

CHANGES IN FINANCIAL CONDITION

     Total assets increased $81,000 or .2% from $48.6 million at December 31, 1998 to $48.7 million at June 30, 1999. The increase in assets is primarily due to an increase in deposits, mortgage-backed securities available for sale, and interest bearing deposits in other banks, offset by decreases in cash and cash equivalents, investment securities available for sale and loans.

     Interest-earning deposits in other banks and investments was $6.9 million at June 30, 1999 and $6.5 million at December 31, 1998. This increase was due to an increase in balances held by FHLB, offset by maturities of $500,000 in investments.

     The mortgage-backed securities portfolio increased $2 million or 7.3% from $27.4 million at December 31, 1998 to $29.4 million at June 30, 1999, as the amount of mortgage-backed securities maturing increased and $5.5 million of new mortgage-backed securities were purchased. Mortgage-backed securities amounted to $29.4 million or 60.4% of total assets at June 30, 1999, compared to $27.4 million or 56.3% of total assets at December 31, 1998.

     The Association's loan portfolio decreased $379,000 or 4.1% over the past six months from $9.3 million at December 31, 1998 to $8.9 million at June 30, 1999.

     Total deposits increased $299,000 or .8% to $39.8 million at June 30, 1999 from $39.5 million at December 31, 1998. The increase was primarily in certificate of deposit accounts.

     Total stockholders' equity declined by $109,000 during the past six months. Net income was $83,000, and was offset by the purchase of $148,000 of treasury stock, and $52,000 in dividends declared on common stock. Stockholders' equity at June 30, 1999 totaled $8.5 million or 17.5% of total assets compared to $8.6 million or 17.6% of total assets at December 31, 1998.

RESULTS OF OPERATIONS

     The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage-backed securities, loans and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. For the six months ended June 30, 1999, net interest income before provision for loan losses was nominally less than total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, federal insurance premiums, and miscellaneous other expenses.

     The Company's net income for the three months ended June 30, 1999 decreased $10,000 or 18.5% compared to the three months ended June 30, 1998. The decrease was due to an increase of $54,000 or 6.9% in interest income, an increase of $43,000 or 97.7% in non-interest income partially offset by a $21,000 or 4.7% increase in interest expense and an increase of $116,000 or 37.5% in non-interest expense.

     Total interest income increased by $119,000 or 7.5% during the six months ended June 30, 1999 compared to the six months ending June 30, 1998, due to an increase in the average yield on interest earning assets from 7.16% in the first six months of 1998 to 7.67% in the first six months of 1999, and a slight increase in average interest-earning assets. Total interest expense increased by $57,000 or 6.5% in the six months ending June 30, 1999 compared to the six months ending June 30, 1998, primarily due to an increase in average deposits of $3.3 million or 9.2% in the first six months of 1999 over the comparable 1998 period. The higher average balance was partially offset by a decrease in the average rate on interest-bearing liabilities to 4.71% from 4.83% over the same period in 1998.

     The increased net interest income of $62,000 was due to an increase in the average interest rate spread to 2.96% in the first six months of 1999 from 2.33% in the first six months of 1998. The higher spread was partially offset by a decrease of $3.1 million or 40.5% in net average interest-earning assets in the six months ended June 30, 1999 over the comparable 1998 period. The average yield on interest-earning assets increased to 7.67% during the six months ended June 30, 1999 compared to 7.16% during the six months ended June 30, 1998. The increased yield on assets was primarily due to an increase in the average rate earned on investments. In the six months ending June 30, 1999, the Company used a portion of its maturing mortgage-backed securities and interest-earning deposits in other banks to fund the repurchase of 148,000 of its outstanding common stock. The average rate on deposits decreased from 4.83% during the first six months of 1998 to 4.71% during the first six months of 1999.

     During the quarter ended June 30, 1999 compared to the same period of 1998, non-interest income increased $43,000 due to an increase of $72,000 in service charges and fees, partially offset by a decrease in gain on sale of investments of $16,000.

     The Association had no provision or credit for loan losses in the six months ended June 30, 1999 and 1998. Total non-performing loans at June 30, 1999 and December 31, 1998 was $737,000 and the allowance for loan losses at June 30, 1999 and December 31, 1998 was $526,000.

     The increase in non-interest income in the six months ended June 30, 1999 was due to an increase of $75,000 in service charges and fees, offset by a decrease in gain on sale of investments of $31,000 and a decrease of $9,000 in miscellaneous income.

     The $116,000 increase in total non-interest expense in the three months ended June 30, 1999 was due to a $14,000 increase in occupancy and equipment expense, a $43,000 increase in professional services, a $70,000 increase in other expenses, offset by a $8,000 decrease in computer expenses.

     The $169,000 increase in non-interest expense in the six months ended June 30, 1999 was due to a $16,000 increase in compensation and benefits, a $52,000 increase in occupancy and equipment, a $59,000 increase in professional services and a $48,000 increase in other expenses, partially offset by an $11,000 decrease in computer expenses.

     The $31,000 or 67.4% decrease in income tax expense was primarily due to a decrease of $74,000 or 49.0% in pre-tax income for the six months ended June 30, 1999 from the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

     The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 1999, the Association's liquidity was 8.08% or $1.6 million in excess of the minimum OTS requirement of 4%.

     The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0%, and 8.0%, respectively. At June 30, 1999, the Association's tangible and core capital both amounted to $7.5 million or 15.69% of adjusted total assets of $48.0 million, and the Association's risk-based capital amounted to $7.7 million or 54.22% of adjusted risk-weighted assets of $14.2 million.

     As of June 30, 1999, the Association's unaudited regulatory capital requirements are as indicated in the following table:

                                                       Tangible         Core        Risk-Based
                                                       Capital         Capital        Capital
                                                      ----------      ---------     ----------
                                                                (Dollars in Thousands)
GAAP Capital                                           $    7,744     $   7,744     $    7,744
Additional Capital Items:
  General Valuation Allowances                                --            --             151
  Unrealized Gain on Securities - Available-For-Sale        (207)          (207)          (207)
                                                       ----------     ---------     ----------
Regulatory Capital                                          7,537         7,537          7,688
Minimum Capital Requirement                                   720         1,441          1,134
Regulatory Capital Excess                              $    6,817         6,096          6,554
                                                       ----------     ---------     ----------
Regulatory Capital as a Percentage                          15.69%        15.69%         54.22%
Minimum Capital Required as a Percentage                     1.50%         3.00%          8.00%
                                                       ----------     ---------     ----------

     Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at June 30, 1999. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings.

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




PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on July 15, 1999 (the "Annual Meeting").

(b) At the Annual Meeting, Hugh E. Humphrey, III was re-elected to serve until the annual meeting of stockholders for the year 2002. In addition to the director elected at the Annual Meeting, the terms of Hugh E. Humphrey, Jr., Thomas M. Arnold, Sr. Thu Dang and John H. Gary, III continued after the Annual Meeting.

(c) At the Annual Meeting, holders of shares of the Company's Common Stock elected one director with the number of votes cast for and withheld for such nominees as follows:

          Name                          For                     Withheld
          ----                          ---                     --------

          Hugh E. Humphrey, III         482,916                  15,807


        With respect to the election of the director, there were no abstentions or non-votes.

        At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the appointment of LaPorte, Sehrt, Romig & Hand, Certified Public Accountants, as the Company's independent auditors for the fiscal year ending December 31, 1999. Holders of 497,923 shares voted for, holders of 500 shares voted against and holders of 300 shares abstained from voting on such proposal. There were no non-votes with respect to such proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)     The following exhibit is filed herewith:

        Exhibit No.     Description
        -----------     -----------
        27              Financial Data Schedule

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ALGIERS BANCORP, INC.



Date:  August 13, 1999                    By:    /S/ Hugh E. Humphrey, Jr.
                                              -------------------------------
                                                   Hugh E. Humphrey, Jr.,
                                                   Chairman of the Board,
                                                       President and
                                                  Chief Executive Officer


Date:  August 13, 1999                    By:        /S/ Francis M. Minor
                                              ------------------------------
                                                   Francis M. Minor, Jr.
                                                 Chief Financial Officer