Form 10QSB
period 1999-09-30
ALGIERS BANCORP INC
filed 1999-11-15
CIK 1011296

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                           FORM 10-QSB

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

__X__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

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




Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes __X__     No  _____


Number of shares of Common Stock outstanding on October 26, 1999: 517,248


Transitional Small Business Disclosure Format (check one): Yes ___  No__X__


                        ALGIERS BANCORP, INC.
                QUARTERLY REPORT ON FORM 10-QSB FOR
               THE QUARTER ENDED SEPTEMBER 30, 1999


                                    TABLE OF CONTENTS                                     PAGE
PART I - FINANCIAL INFORMATION

       Interim Financial Information required by Rule 10-01 of Regulation
       S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

               Item 1. Financial Statements
                      Consolidated Statements of Financial Condition
                      (Unaudited) at September 30, 1999 and December 31, 1998............   1

                      Consolidated Statements of Income (Unaudited) For the
                      Three and Nine Months Ended September 30, 1999 and 1998............   3

                      Consolidated Statements Of Cash Flows (Unaudited) For the
                      Nine Months Ended September 30, 1999 and 1998......................   5

                      Notes to Consolidated Financial Statements.........................   7

               Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................................   10

PART II - OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K.................................   15


                        ALGIERS BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                        ASSETS

                                                        September 30,           December 31,
                                                            1999                    1998
                                                        -------------           ------------
                                                        (Unaudited)
                                                                    (In Thousands)
Cash and Cash Equivalents                               $  1,059                $  3,659
Interest-Bearing Deposits in Other Banks                     792                   1,222
Investments Available-for-Sale - at Fair Value (Note 2)    5,664                   5,304
Loans Receivable - Net                                     9,785                   9,297
Mortgage Loans Held for Resale                               119                       -
Mortgage-Backed Securities - Available-for-Sale -
        at Fair Value (Note 2)                            27,655                  27,392
Stock in Federal Home Loan Bank                              533                     512
Accrued Interest Receivable                                  530                     369
Real Estate Owned - Net                                      251                      62
Office Properties and Equipment, at Cost - Furniture,
        Fixtures and Equipment, Less Accumulated
        Depreciation of $367 and $258, respectively          840                     662
Deferred Tax Asset                                           179                       -
Prepaid Expenses                                              67                      87
Income Tax Receivable                                         40                      28
Other Assets                                                  25                      32
                                                        -------------           ------------

                                 Total Assets           $ 47,539                $ 48,626
                                                        =============           ============

The accompanying notes are an integral part of these consolidated financial statements.


                        ALGIERS BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                        September 30,           December 31,
                                                           1999                     1998
                                                        -------------           ------------
                                                        (Unaudited)
                                                                   (In Thousands)
                     LIABILITIES
Deposits                                                $  39,496                $  39,495
Advance Payments from Borrowers for Insurance and
        Taxes                                                  79                      114
Accrued Interest Payable on Depositors' Accounts               22                      23
Dividends Payable                                              26                      32
Deferred Tax Liability                                         81                     212
Income Taxes Payable                                            -                       -
Other Liabilities                                              83                      84
                                                        -------------           ------------
                                                           39,787                  39,960
Minority Interest in Subsidiary                                54                      87
                                                        -------------           ------------

       Total Liabilities                                   39,841                  40,047
                                                        -------------           ------------


                 STOCKHOLDERS' EQUITY

Preferred Stock - Par Value $.01; 5,000,000 Shares
       Authorized; 0 Shares Issued and Outstanding              -                       -
Common Stock - Par Value $.01
       10,000,000 Shares Authorized, 648,025 Issued Shares      6                       6
Treasury Stock - 141,677 and 128,777 shares
       Respectively, at Cost                               (1,823)                 (1,675)
Paid-in Capital in Excess of Par                            6,137                   6,137
Retained Earnings                                           4,213                   4,344
Accumulated Other Comprehensive Income                       (411)                    191
                                                        -------------           ------------
                                                            8,122                   9,003
                                                        -------------           ------------

         Less: Unearned ESOP Shares                          (376)                   (376)
               Unearned MRP Shares                           ( 48)                   ( 48)
                                                        -------------           ------------
                                                             (424)                   (424)
                                                        -------------           ------------

         Total Stockholders' Equity                         7,698                   8,579
                                                        -------------           ------------

         Total Liabilities and Stockholders' Equity      $ 47,539                $ 48,626
                                                        =============           ============


The accompanying notes are an integral part of these consolidated financial statements.



                        ALGIERS BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME


                                                        Three Months Ended              Nine Months Ended
                                                  ------------------------------    ------------------------------
                                                  September 30,    September 30,    September 30,    September 30,
                                                      1999             1998            1999              1998
                                                  -------------    -------------    -------------    -------------
                                                   (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                          (In Thousands)                    (In Thousands)
INTEREST INCOME
   Loans                                            $  140            $  152          $   567          $   623
   Mortgage-Backed Securities                          328               444            1,165            1,282
   Investment Securities                               109               125              446              330
   Other Interest-Earning Assets                        21                39              117              103
                                                  -------------    -------------    -------------    -------------
        Total Interest Income                          598               760            2,295            2,338
                                                  -------------    -------------    -------------    -------------

INTEREST EXPENSE

   Deposits                                            462               466            1,395            1,342
   FHLB Advances                                         -                 -                -                -
                                                  -------------    -------------    -------------    -------------
        Total Interest Expense                         462               466            1,395            1,342
                                                  -------------    -------------    -------------    -------------

NET INTEREST INCOME BEFORE
   PROVISION FOR LOAN LOSSES                           136               294              900              996
PROVISION FOR LOAN LOSSES                                -                 -                -                -
                                                  -------------    -------------    -------------    -------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                           136               294              900              996
                                                  -------------    -------------    -------------    -------------

NON-INTEREST INCOME
   Gain - Sale of Investments                            -                 -                -               31
   Service Charges and Fees                             92                81              193              107
   Recapture of Allowance on GIC Bonds                   1                 -                1                2
   Recovery of GIC Bonds Previously
        Written Off                                      -                 -                -                -
   Miscellaneous Income                                 11                (3)              19               14
                                                  -------------    -------------    -------------    -------------
         Total Non-Interest Income                     104                78              213              154
                                                  -------------    -------------    -------------    -------------




The accompanying notes are an integral part of these consolidated financial statements.






                        ALGIERS BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME


                                                          Three Months Ended                Nine Months Ended
                                                    -----------------------------     -----------------------------
                                                    September 30,   September 30,     September 30,   September 30,
                                                       1999            1998               1999            1998
                                                    -------------   -------------     -------------   -------------
                                                     (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)
                                                           (In Thousands)                     (In Thousands)
NON-INTEREST EXPENSES
   Compensation and Benefits                        $   149          $   125          $   460          $   420
   Occupancy and Equipment                               93               47              238              140
   Computer                                              26               20               45               50
   Deposit Insurance Premium                              6                8               26               19
   Professional Services                                 56               19              182               86
   Bank Service Charges                                  25                2               29               14
   Real Estate Owned Expenses                             -                3                2                5
   (Recovery of) Provision for Losses
        on Real Estate Owned                              -                -                -              (10)
   Other                                                 68               48              237              175
                                                    -------------   -------------     -------------   -------------
        Total Non-Interest Expense                      423              272            1,219              899
                                                    -------------   -------------     -------------   -------------

INCOME BEFORE INCOME TAXES
       AND MINORITY INTEREST                           (183)             100             (106)             251
FEDERAL INCOME TAX EXPENSE                              (27)              20              (12)              66
                                                    -------------   -------------     -------------   -------------
INCOME BEFORE MINORITY INTEREST                        (156)              80              (94)             185

MINORITY INTEREST IN SUBSIDIARY                          14                -               35                -
                                                    -------------   -------------     -------------   -------------
NET INCOME                                             (142)              80              (59)             185

OTHER COMPREHENSIVE INCOME
       NET OF INCOME TAX

       Unrealized Gains (Losses) on Securities         (912)              35              (910)            (11)
                                                    =============   =============     ==============  =============
COMPREHENSIVE INCOME                                $(1,054)        $    115          $   (969)       $    174
                                                    =============   =============     ==============  =============

EARNINGS PER SHARE
       Basic                                        $ (0.30)        $  0.24            $ (0.13)       $   0.34
       Fully Diluted                                $ (0.30)        $  0.24            $ (0.13)       $   0.34


The accompanying notes are an integral part of these consolidated financial statements.



                        ALGIERS BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Nine Months Ended
                                                                        ------------------------------
                                                                        September 30,    September 30,
                                                                            1999             1998
                                                                        -------------    -------------
                                                                          (Unaudited)      (Unaudited)
                                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                             $    (59)        $    185
 Adjustments to Reconcile Net Income to Net
  Cash Used In Operating Activities:
        Depreciation and Amortization                                        113               15
        Premium Amortization Net of Discount Accretion                        24              (46)
        Stock Dividend - FHLB                                                (21)              (7)
        Gain on Sale of Investments                                            -              (31)
        ESOP and MRP Expense                                                  60               54
        Increase(Decrease) in Accrued Interest Payable                        (1)              31
        Decrease in Other Liabilities                                        (61)             (11)
        Increase in Accrued Interest Receivable                             (161)            (121)
        Increase in Income Tax Payable                                         -               18
        Decrease in Dividends Payable                                         (6)               -
        Gain on Sale of Foreclosed Real Estate                                (2)               -
        (Increase) Decrease in Other Assets                                   23              (86)
        Increase(Decrease) in Deferred Loan Fees                              (1)              19
        Increase in Mortgages Held for Resale                               (119)               -
        Increase in Accounts Receivable                                        -              (99)
        Increase in Prepaid Income Taxes                                     (12)               -
        Increase in Minority Interest in Subsidiary                          (33)               -
        Decrease in Deferred Income Taxes                                      -               (5)
                                                                        -------------    -------------

           Net Cash Used In Operating Activities                            (256)             (84)
                                                                        -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase ofInvestment Securities - Available-for-Sale                    (1,009)          (6,077)
 Maturities of Investment Securities - Available-for-Sale                    514            3,685
 Purchases of Mortgage-Backed Securities - Held-to Maturity                    -           (1,406)
 Maturities of Mortgage- Backed Securities - Held-to-Maturity                  -            3,399
 Purchases of Mortgage- Backed Securities - Available-for-Sale            (6,015)               -
 Maturities of Mortgage-Backed Securities - Available-for-Sale             4,955              426
 Proceeds from Sale of Mortgage Backed Securities - Available-for-Sale         -            1,194
 Principal Collected on Loans                                              1,352            2,558
 Loans Made to Customers                                                  (2,090)          (3,347)
 Purchase of Furniture and Fixtures                                         (291)            (283)
 Proceeds from Sales of Foreclosed Real Estate                                64                -
 (Increase) in Investment in Subsidiary                                        -               43
                                                                        -------------    -------------
           Net Cash Used In Investing Activities                          (2,520)              192
                                                                        -------------    -------------


The accompanying notes are an integral part of these consolidated financial statements.




                        ALGIERS BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        Nine Months Ended
                                                                  ------------------------------
                                                                  September 30,    September 30,
                                                                     1999              1998
                                                                  -------------    -------------
                                                                  (Unaudited)       (Unaudited)
                                                                          (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Deposits                                        $      1         $   2,411
   Net Decrease in Advances from
        Borrowers for Taxes and Insurance                               (35)              (21)
   Repayment of Federal Home Loan Advance                                 -                 -
   Purchase of Treasury Stock                                          (148)             (432)
   Dividends Paid on Common Stock                                       (72)              (91)
                                                                  -------------    -------------
        Net Cash Provided by Financing Activities                      (254)            1,867
                                                                  -------------    -------------


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                  (3,030)            1,975

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                         4,881             2,555
                                                                  -------------    -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                          $  1,851         $   4,530
                                                                  =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Paid During the Year for:
        Interest                                                   $  1,396         $   1,311
        Income Taxes                                               $      -         $      48

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
        Dividends Declared                                         $     72         $      89


The accompanying notes are an integral part of these consolidated financial statements.



                              Algiers Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                              September 30, 1999

Note 1 - Basis of Presentation -

       Algiers Bancorp, Inc. was organized as a Louisiana corporation on February 5, 1996 for the purpose of engaging in any lawful act or activity for which a corporation may be formed under the Louisiana Business Corporation
Law, as amended. Other than steps related to the reorganization described below, the Company was essentially inactive until July 8, 1996, when it acquired Algiers Homestead Association in a business reorganization of entities under common control in a manner similar to a pooling of interest. Algiers Homestead Association is engaged in the savings and loan industry. The acquired association became a wholly-owned subsidiary of the Company through the issuance of 1,000 shares of common stock to the Company in exchange for 50% of the net proceeds received by the Company in the reorganization.

       On December 23, 1996, Algiers Bancorp, Inc. entered into a limited liability company partnership when it acquired a majority interest in Jefferson Community Lending, LLC. Jefferson Community Lending, LLC is engaged in the business of consumer lending. During 1998, the Company initiated a restructuring plan to reduce costs and increase future operating efficiency by consolidating the operations of Jefferson Community Lending, LLC. Accordingly, net assets of Jefferson Community Lending, LLC have been reduced to $-0- at December 31, 1998.

       During 1998, Algiers Bancorp, Inc. formed Algiers.Com, Inc., a subsidiary that owns a 51% interest in Planet Mortgage, LLC. Planet Mortgage, LLC is engaged in the solicitation of mortgage loans through its Internet site.

       The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Algiers Homestead Association and Algiers.Com, Inc. and its majority-owned subsidiary, Jefferson Community Lending, LLC. In consolidation, significant inter-company accounts, transactions, and profits have been eliminated.

       The accompanying consolidated unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

Note 2 - Available for Sale Securities -

       Investments and mortgage-backed securities available-for-sale at September 30,1999 and December 31, 1998, respectively, are summarized as follows (in thousands):


                                                        September 30, 1999
                                           -------------------------------------------------
                                                            Gross        Gross
                                            Amortized    Unrealized   Unrealized     Fair
                                              Cost          Gains        Losses      Value
                                           -----------   ----------   ----------   ---------
Investments                                $    5,827    $      17    $    180     $   5,664
                                           ===========   ==========   ==========   =========
GNMA Certificates                          $    7,165    $       -    $     29     $   7,136
FNMA Certificates                              15,545            -         350        15,195
FHLMC Certificates                              5,405            -          81         5,324
                                           ===========   ==========   ==========   =========
                                           $   28,115    $       -    $    460     $  27,655
                                           ===========   ==========   ==========   =========

                                                        December 31, 1998
                                            ------------------------------------------------
                                                            Gross        Gross
                                            Amortized    Unrealized   Unrealized     Fair
                                              Cost          Gains        Losses      Value
                                           -----------   ----------   ----------   ---------
Investments                                $    5,292    $     39     $     27     $   5,304
                                           ===========   ==========   ==========   =========
GNMA Certificates                          $    6,885    $    276     $      -     $   6,975
FNMA Certificates                              16,320         156            -        16,476
FHLMC Certificates                              3,911          30            -         3,941
                                           -----------   ----------   ----------   ---------
                                           $   27,116    $    276     $      -        27,392
                                           ===========   ==========   ==========   =========


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

       As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $51,000 and $42,000 for the nine months ended September 30, 1999 and 1998, based on the annual release of shares.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       The following discussion compares the consolidated financial condition of Algiers Bancorp, Inc. and Subsidiaries at September 30, 1999 to December 31, 1998 and the results of operations for the three and nine months ended September 30, 1999 with the same periods in 1998. Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

CHANGES IN FINANCIAL CONDITION

       Total assets decreased $1,087,000 or 2.2% from $48.6 million at December 31, 1998 to $47.5 million at September 30, 1999. The decrease in assets is primarily due to an increase in mortgage-backed securities, investments available for sale and loans, offset by decreases in cash, cash equivalents and interest bearing deposits in other banks.

       Interest-earning deposits in other banks and investments was $6.5 million at September 30, 1999 and December 31, 1998.

       The mortgage-backed securities portfolio increased $300,000 or 1.1% from $27.4 million at December 31, 1998 to $27.7 million at September 30, 1999, as the amount of mortgage-backed securities maturing increased and $6 million of new mortgage-backed securities were purchased. Mortgage-backed securities amounted to $27.7 million or 58.3% of total assets at September 30, 1999, compared to $27.4 million or 56.3% of total assets at December 31, 1998.

       The Association's loan portfolio increased $488,000 or 5.2% over the past nine months from $9.3 million at December 31, 1998 to $9.8 million at September 30, 1999.

       Total deposits remained the same at $39.5 million at September 30, 1999 and December 31, 1998.

       Total stockholders' equity decreased by $881,000 during the past nine months. This change is the result of a net loss of $59,000, purchases of $148,000 of treasury stock, $72,000 in dividends declared on common stock, and a change in accumulated other comprehensive income due to a decline in the market values of investments and mortgage backed securities, net of deferred taxes, of $601,000, during the period. Stockholders' equity at September 30, 1999 totaled $7.7 million or 16.2% of total assets compared to $8.6 million or 17.6% of total assets at December 31, 1998.

RESULTS OF OPERATIONS

       The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage-backed securities, loans and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. For the nine months ended September 30, 1999, net interest income before provision for loan losses was less than total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, federal insurance premiums, and miscellaneous other expenses.

       The Company's net income for the three months ended September 30, 1999 decreased $222,000 or 277.5% compared to the three months ended September 30, 1998. The decrease was due to a decrease of $162,000 or 21.3% in interest income, an increase of $151,000 or 55.5% in non-interest expense, partially offset by a $26,000, or 33.3%, increase in non-interest income, and a $47,000, or 235.0%, decrease in income tax expense.

       Total interest income decreased by $43,000, or 1.8%, during the nine months ended September 30, 1999 compared to the nine months ending September 30, 1998, due to a $959,000, or 2.2%, decrease in average interest-earning assets, partially offset by an increase in the average yield on interest earning assets from 6.9% in the first nine months of 1998 to 7.02% in the first nine months of 1999. Total interest expense increased by $53,000 or 3.9% in the nine months ending September 30, 1999 compared to the nine months ending September 30, 1998, primarily due to an increase in average deposits of $2.7 million or 7.4% in the first nine months of 1999 over the comparable 1998 period. The higher average balance was partially offset by a decrease in the average rate on interest-bearing liabilities to 4.71% from 4.87% over the same period in 1998.

       The decreased net interest income of $96,000 was due to an increase in the average interest rate spread to 2.31% in the first nine months of 1999 from 2.13% in the first nine months of 1998. The higher spread was partially offset by a decrease of $3.7 million, or 47.3%, in net average interest-earning assets in the nine months ended September 30, 1999 over the comparable 1998 period. The average yield on interest-earning assets increased to 7.02% during the nine months ended September 30, 1999 compared to 6.99% during the nine months ended September 30, 1998. The increased yield on assets was primarily due to an increase in the average rate earned on investments. In the nine months ending September 30, 1999, the Company used a portion of its maturing mortgage-backed securities and interest-earning deposits in other banks to fund the repurchase of 148,000 of its outstanding common stock. The average rate on deposits decreased from 4.87% during the first nine months of 1998 to 4.71% during the first nine months of 1999.

       During the quarter ended September 30, 1999 compared to the same period of 1998, non-interest income increased $26,000 due to an increase of $11,000 in service charges and fees, and an increase in miscellaneous income of $14,000.

       The Association had no provision or credit for loan losses in the nine months ended September 30, 1999 and 1998. Total non-performing loans at September 30, 1999 and December 31, 1998 was $130,000 and $737,000,
respectively, and the allowance for loan losses at September 30, 1999 and December 31, 1998 was $240,000 and $526,000, respectively.

       The increase in non-interest income in the nine months ended September 30, 1999 was due to an increase of $86,000 in service charges and fees, offset by a decrease in gain on sale of investments of $31,000.

       The $151,000 increase in total non-interest expense in the three months ended September 30, 1999 was due to a $46,000 increase in occupancy and equipment expense, a $37,000 increase in professional services, a $20,000 increase in other expenses, a $24,000 increase in compensation and benefits and a $23,000 increase in bank service charges.

       The $320,000 increase in non-interest expense in the nine months ended September 30, 1999 was due to a $40,000 increase in compensation and benefits, a $98,000 increase in occupancy and equipment, a $96,000 increase in professional services, a $62,000 increase in other expenses, and a $15,000 increase in bank service charges.

       The $78,000 or 118.2% decrease in income tax expense was primarily due to a decrease of $357,000 or 142.2% in pre-tax income for the nine months ended September 30, 1999 from the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

       The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current Office of Thrift Supervision ("OTS") regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 1999, the Association's liquidity was 4.72% or $300,000 in excess of the minimum OTS requirement of 4%.

       The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0%, and 8.0%, respectively. At September 30, 1999, the Association's tangible and core capital both amounted to $7.4 million or 15.51% of adjusted total assets of $47.8 million, and the Association's risk-based capital amounted to $7.6 million or 52.26% of adjusted risk-weighted assets of $14.5 million.

       As of September 30, 1999, the Association's unaudited regulatory capital requirements are as indicated in the following table:

                                                Tangible        Core        Risk-Based
                                                Capital       Capital        Capital
                                               ----------    ---------     ------------
                                                       (Dollars in Thousands)
GAAP Capital................................   $  7,024      $  7,024      $  7,024
Additional Capital Items:
    General Valuation Allowances............         --            --           151
    Unrealized Loss on Securities -
               Available-For-Sale...........       (395)         (395)         (395)
                                               ----------    ---------     ------------
Regulatory Capital..........................      7,419         7,419         7,570

                                                Tangible        Core        Risk-Based
                                                Capital       Capital        Capital
                                               ----------    ---------     ------------
                                                       (Dollars in Thousands)
Minimum Capital Requirement..................       718         1,435         1,159
Regulatory Capital Excess ...................  $  6,701      $  5,984      $  6,411
                                               ----------    ---------     ------------
Regulatory Capital as a Percentage...........    15.51%        15.51%        52.26%
Minimum Capital Required as a
       Percentage............................     1.50%         3.00%         8.00%



       Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at September 30, 1999. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings.

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

COMMON STOCK REPURCHASE PLAN

       On March 12, 1997, the Company received permission from the OTS to repurchase up to 32,401 shares or 5.0% of the Company's then outstanding common stock. Pursuant to the plan, the Company purchased 29,901 shares of its common stock on April 1, 1997 and 2,500 shares of its common stock on May 7, 1997. These two purchases have fulfilled the number of shares approved by the OTS.

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


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports On Form 8-K:

       (a)     The following exhibit is filed herewith:

               Exhibit No.   Description
               -----------   -----------
               27            Financial Data Schedule

       (b)     Reports on Form 8-K:

               No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1999.



                                SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ALGIERS BANCORP, INC.



Date:  November 12, 1999                          By:/s/Hugh E. Humphrey, Jr.
                                                     -------------------------
                                                        Hugh E. Humphrey, Jr.,
                                                        Chairman of the Board,
                                                           President and
                                                        Chief Executive Officer


Date:  November 12, 1999                          By:/s/Francis M. Minor, Jr.
                                                     -------------------------
                                                        Francis M. Minor, Jr.
                                                        Chief Financial Officer