Form 10KSB
period 1999-12-31
ALGIERS BANCORP INC
filed 2000-03-31
CIK 1011296

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-KSB

   X      ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT OF 1934

                For the fiscal year ended December 31, 1999

_______ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________   to  _______

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

                  Common Stock (par value $.01 per share)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X  No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB.    X

Issuer's revenues for the fiscal year ended December 31, 1999 were $3.1 million.

As of March 10, 2000, the aggregate market value of the 397,086 shares of Common Stock of the Issuer held by non-affiliates, which excludes 109,262 shares held by all directors, executive officers and employee benefit plans of the Issuer, was approximately $3.0 million. This figure is based on the average of the bid and asked prices of $7.50 per share of the Issuer's Common Stock on March 10, 2000.

Number of shares of Common Stock outstanding on March 10, 2000: 506,348

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2000 Annual Meeting of Stockholders have been incorporated into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes _____ No  X

                           ALGIERS BANCORP, INC.
                     ANNUAL REPORT ON FORM 10-KSB FOR
                  THE FISCAL YEAR ENDED DECEMBER 31, 1999

                             TABLE OF CONTENTS


PAGE

PART I

Item 1.   Description of Business..........................................   1
Item 2.   Description of Properties........................................  33
Item 3.   Legal Proceedings................................................  33
Item 4.   Submission of Matters to a Vote of Security Holders..............  33

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.........  33
Item 6.   Management's Discussion and Analysis or Plan of Operation........  34
Item 7.   Financial Statements.............................................  43
Item 8.   Changes  in and Disagreements with Accountants on Accounting and
          Financial Disclosure.............................................  82

PART III

Item 9.   Directors, Executive Officers,  Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act................  82
Item 10.  Executive Compensation...........................................  82
Item 11.  Security Ownership of Certain Beneficial Owners and Management...  82
Item 12.  Certain Relationships and Related Transactions...................  82
Item 13.  Exhibits and Reports on Form 8-K.................................  82

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.


GENERAL

Algiers Bancorp, Inc. (the "Company") is a Louisiana corporation organized in February 1996 by Algiers Homestead Association ("Algiers" or the "Association") for the purpose of becoming a unitary holding company of the Association. The only significant assets of the Company are the capital stock of the Association, the Company's loan to its Employee Stock Ownership Plan (the "ESOP"), and the remainder of the net proceeds retained by the Company in connection with the conversion of the Association from mutual to stock form on July 8, 1996 (the "Conversion"). The business and management of the Company primarily consists of the business and management of the Association. The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Association. The Company does not employ any persons other than officers of the Association, and the Company utilizes the support staff of the Association from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

The Association is a Louisiana-chartered stock savings and loan association that was originally formed in 1926. The Association currently conducts business from its main office in New Orleans, Louisiana, a branch office in Terrytown, Louisiana, and a third branch in New Orleans, Louisiana that was opened during the first quarter of 1999. At December 31, 1999, the Company had $46.8 million of total assets, $39.7 million of total liabilities, including $38.4 million of deposits, and $7.1 million of total stockholders' equity (representing 15.2% of total assets).

The  Association is primarily  engaged  in  attracting  deposits  from  the general public through its offices and using those and other available sources of funds to purchase mortgage-backed securities and to originate loans secured primarily by one- to four-family residences located in the New Orleans, Louisiana metropolitan area. The Association sells into the secondary market the majority of the loans which it originates. The Company had $26.1 million of mortgage-backed securities at December 31, 1999, representing 55.8% of the Company's total assets. At December 31, 1999, the Company's net loans receivable totaled $9.8 million or 20.9% of the Company's total assets. Conventional first mortgage, one- to four-family residential loans (excluding construction loans) amounted to $8.5 million or 84.0% of the Company's total loan portfolio at December 31, 1999. To a lesser extent, the Company also originates consumer loans, construction loans and commercial real estate loans. The Company had $5.5 million of investment securities (excluding FHLB stock) at December 31, 1999, representing 11.8% of total assets. Of the $5.5 million of investment securities, $1,020,000 or 18.5% mature within five years of December 31, 1999.

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

* CAPITAL POSITION. As of December 31, 1999, the Association had total stockholder's equity of $6.5 million and exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 15.1%, 15.1% and 64.1%, respectively, as compared to the minimum requirements of 1.5%, 3.0% and 8.0%, respectively.

* PROFITABILITY. Although the Company had a net loss for the year ended December 31, 1999, it was profitable in each of the prior two years. Net income decreased from $161,000 in 1998 to a net loss of $367,000 in 1999, including a net loss of $286,000 sustained by the Company's subsidiary, Algiers Homestead Association and a $37,000 loss sustained by the Company's subsidiary Algiers.Com. Net income decreased in 1998 to $161,000 from $211,000 in 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

* ASSET QUALITY. Management believes that good asset quality is important to the Company's long-term profitability. The Company's total nonperforming assets, which consist of non-accruing loans and net real estate owned ("REO"), together with troubled debt restructurings, amounted to $428,000 or .9% of total assets at December 31, 1999, compared to $805,000 or 1.7% of total assets at December 31, 1998 due to the delinquency of a commercial loan with a balance of $500,000. See "-Asset Quality-Classified Assets." At December 31, 1999, the Company's allowance for loan losses amounted to $230,000 or 2.3% of the total loan portfolio.

* INTEREST RATE RISK. The Company attempts to manage its exposure to interest rate risk by maintaining a high percentage of its assets in adjustable-rate mortgages ("ARMs") and adjustable-rate mortgage-backed securities. At December 31, 1999, ARMs amounted to $6.6 million or 65.5% of the total loan portfolio. In addition, of the $26.1 million of mortgage-backed securities at December 31, 1999, $23.6 million or 90.6% have adjustable interest rates.

* COMMUNITY ORIENTATION. The Association is committed to meeting the financial needs of the communities in which it operates. Management believes the Association is large enough to provide a full range of personal financial services, yet small enough to be able to provide services on a personalized and efficient basis. At December 31, 1999, most of the Association's loans were to residents of its primary market area. The Association intends to continue its practice of investing in loans in its primary market area in accordance with its underwriting standards, subject to economic conditions and the availability of reasonable investment alternatives.

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

LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION. At December 31, 1999, the Company's net loan portfolio totaled $9.8 million, representing approximately 20.9% of the Company's $46.8 million of total assets at that date. The principal lending activity of the Company is the origination of one- to four-family residential loans. At December 31, 1999, conventional first mortgage, one- to four-family residential loans (excluding construction loans) amounted to $8.5 million or 84.0% of the total loan portfolio, before net items. To a lesser extent, the Company originates construction loans, commercial real estate loans and consumer loans. At December 31, 1999, there were $117,000 in construction loans amounting to 1.2% of the total loan portfolio, commercial real estate loans totaled $200,000 or 2.0% of the total loan portfolio, and consumer loans amounted to $1.3 million or 12.7% of the total loan portfolio, in each case before net items.

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                         December 31,
                                        1999                 1998                1997
                                 Amount       %       Amount       %       Amount       %
                                --------    -----    --------    -----    --------    -----
                                                   (Dollars in Thousands)
Real Estate Loans:
  One-to-Four Family
    Residential:
    Conventional                $  8,492     84.0%   $  7,816     79.3%   $  8,018     79.3%
    FHA and VA                        13      0.1          27      0.3          41      0.4
    Construction                     117      1.2          --       --          43      0.4
  Commercial Real Estate             200      2.0         686      6.9         738      7.3
                                --------    -----    --------    -----    --------    -----
    Total Real Estate Loans        8,822     87.3       8,529     86.5       8,840     87.4

Consumer Loans:
  Second Mortgage                    338      3.3         360      3.7         189      1.9
  Other Consumer Loans               356      3.5         400      4.1         325      3.2
  Loans on Deposits                  594      5.9         566      5.7         758      7.5
                                --------    -----    --------    -----    --------    -----
    Total Consumer Loans           1,288     12.7       1,326     13.5       1,272     12.6

      Total Loans                 10,110    100.0%      9,855    100.0%     10,112    100.0%
                                ========    =====    ========    =====    ========    =====

Less:
  Unearned Interest                   10                   --                   73
  Undisbursed Portion of Loans        --                   --                  301
  Deferred Loan Fees                  82                   52                   55
  Allowance for Loan Losses          230                  506                  485
                                --------             --------             --------

      Net Loans                 $  9,788             $  9,297             $  9,198
                                ========             ========             ========

CONTRACTUAL TERMS TO FINAL MATURITIES. The following table sets forth certain information as of December 31, 1999 regarding the dollar amount of loans maturing in the Association's portfolio, based on the contractual date of the loan's final maturity, before giving effect to net items. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below do not reflect normal principal amortization; rather, the balance of each loan outstanding at December 31, 1999 is shown in the appropriate year of the loan's final maturity.

                                                One-to-Four                      Commercial
                                                  Family                            Real
                                                Residential     Construction       Estate       Consumer       Total
                                                -----------     ------------     ----------     --------     --------
                                                                        (Dollars in Thousands)
Amounts Due After December 31, 1999 in:
  One year or less                              $      8        $      6         $     16       $    124     $    154
  After one year through two years                    16              --               --             31           47
  After two years through three years                449              --               --             80          529
  After three years through five years               715              --               --            153          868
  After five years through ten years               1,758              --               46            167        1,971
  After ten years through fifteen years            1,425              --               38            215        1,678
  After fifteen years                              4,134             111              100            518        4,863
                                                --------        --------         --------       --------     --------

    Total (1)                                   $  8,505        $    117         $    200       $  1,288     $ 10,110
                                                ========        ========         ========       ========     ========

_______________________________

 (1) Gross of loans in process, deferred loan fees, unearned discounts and interest, and allowance for loan losses.

     The following table sets forth the dollar amount of all loans, before net items, due after one year from December 31, 1999 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                              Floating or
                                 Fixed-        Adjustable
                                  Rate            Rate           Total
                                --------      -----------      ---------
                                        (Dollars in Thousands)
One-to-Four Family Residential  $  2,472      $  6,150         $  8,622
Commercial Real Estate                --           200              200
Consumer                           1,019           269            1,288
                                --------      --------         --------

  Total                         $  3,491      $  6,619         $ 10,110
                                ========      ========         ========

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

     The following table shows total loans originated and repaid during the periods indicated.


                                               Year Ended December 31,
                                      ----------------------------------------
                                        1999            1998            1997
                                      --------        --------        --------
                                                   (In Thousands)
Loan Originations:
  One-to-Four Family Residential      $  2,760        $  1,709        $  1,167
  Construction                             218             405              43
  Commercial Real Estate                    40              --              28
  Consumer                                 119             804           1,105
                                      --------        --------        --------

    Total Originations                   3,137           2,918           2,343

Loan Principal Payments                 (2,601)         (2,714)         (2,042)
Other Increases (Decreases), Net(1)        206            (105)           (323)
                                      --------        --------        --------

Net Increase (Decrease) in
  Loan Portfolio                      $    742        $     99        $    (22)
                                      ========        ========        ========

___________________________

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

     Although Louisiana laws and regulations permit state-chartered savings institutions, such as the Association, to originate and purchase loans secured by real estate located throughout the United States, the Association's present lending is done primarily within its primary market area, which consists of Orleans, Jefferson and Plaquemines Parishes in Louisiana. Subject to the Association's loans-to-one borrower limitation, the Association is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. The Association may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of the Association's total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, the Association may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 1999, the Association was well within each of the above lending limits.

     A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 1999, the Association's limit on loans-to-one borrower was $500,000 and its five largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, amounted to $429,000, $268,000, $261,000, $249,000 and $195,000, respectively, at such date. All of these loans were current at December 31, 1999.

     LOANS ON EXISTING RESIDENTIAL PROPERTIES. The primary real estate lending activity of the Company is the origination of loans secured by first mortgage liens on one- to four-family residences. At December 31, 1999, $8.5 million or 84.0% of the Company's total loan portfolio, before net items, consisted of conventional first mortgage, one-to four-family residential loans (excluding construction loans).

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

     Various legislative and regulatory changes have given the Association the authority to originate and purchase mortgage loans which provide for periodic interest rate adjustments subject to certain limitations. The
Association has been actively marketing ARMs in order to decrease the vulnerability of its operations to changes in interest rates. At December 31, 1999, one-to-four family residential ARMs represented $6.6 million or 65.5% of the total loan portfolio, before net items.

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

     The Association qualifies borrowers based on the initial interest rate on the ARM rather than the fully indexed rate. In a rising interest rate environment, the interest rate on the ARM will increase on the next adjustment date, resulting in an increase in the borrower's monthly payment. To the extent the increased rate adversely affects the borrower's ability to repay his loan, the Association is exposed to increased credit risk. As of December 31, 1999, the Association's non-accruing residential loans were $177,000. See "-Asset Quality."

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

     CONSTRUCTION LOANS. At December 31, 1999, construction loans are not being actively marketed and are offered primarily as a service to existing customers. There were four construction loans in the Association's portfolio at December 31, 1999 totaling $117,000 or 1.2% of the total portfolio.

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

     COMMERCIAL REAL ESTATE LOANS. The Company's commercial real estate loan portfolio primarily consists of loans secured by office buildings, retail establishments, churches and multi-family dwellings located within the Company's primary market area. Commercial real estate loans amounted to $200,000 or 2.0% of the total loan portfolio at December 31, 1999. The largest commercial real estate loan at December 31, 1999 was $100,000 and the remaining commercial real estate loan portfolio at December 31, 1999 consisted of three loans with an average balance of $33,000.

     Nonresidential real estate loans may have terms up to 30 years and generally have adjustable rates of interest. As part of its commitment to loan quality, the Company's senior management reviews each nonresidential loan prior to approval by the Board of Directors. All loans are based on the appraised value of the secured property and loans are generally not made in amounts in excess of 70% of the appraised value of the secured property. All appraisals are performed by an independent appraiser designated by the Company and are reviewed by management. In originating nonresidential loans, the Company considers the quality of the property, the credit of the borrower, the historical and projected cash flow of the project, the location of the real estate and the quality of the property management. The Company originated $40,000 in commercial real estate loans in 1999 and none in 1998.

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

     CONSUMER LOANS. The Company's consumer loans consist of loans on deposits, boat, automobile and second mortgage loans. The consumer loans are not being actively marketed and are offered primarily as a service to existing customers. At December 31, 1999, loans on deposits amounted to $594,000, representing 56.2% of total consumer loans and 5.9% of the total loan portfolio, before net items. Loans secured by deposit accounts are generally offered with an interest rate equal to 2% above the rate on the deposit account.

     The Company's second mortgage loans amounted to $338,000 or 3.3% of the total loan portfolio at December 31, 1999. The second mortgages are secured by one-to-four family residences, are for a fixed amount and a fixed term, and are made to individuals for a variety of purposes.

     The Company's other consumer loans consisted of eleven loans in the aggregate amount of $356,000 or 3.5% of the total loan portfolio at December 31, 1999. The largest of these loans, in the amount of $66,000 or
 .6% of the total loan portfolio at December 31, 1999, is secured by a boat.

     The Association is considering expanding the types of loans it offers to include equity lines of credit. The Association has received approval as an FHA Lender. This designation authorizes the Association to make all types of government loans for sale in the secondary market. In addition, the Association offers FHA Title I home improvement loans. As of December 31, 1999, the Association had four commissioned loan originators and a loan processor on its staff. Loans which meet the Association's underwriting criteria will be kept in the Association's loan portfolio. Loans that do not meet the Association's underwriting criteria will be sold in the secondary market to investors who have committed to the purchase of the loan prior to the loan closing.

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

     Loan origination fees or "points" are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. The Company's loan origination fees are offset against direct loan origination costs, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 1999, the Company had approximately $82,000 of loan fees which had been deferred. The deferred loan fees are being recognized as income over the lives of the related loans.

ASSET QUALITY
     DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at December 31, 1999, in dollar amounts and as a percentage of the Company's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                December 31, 1999
                                        -----------------------------------------------------------------
                                             30 - 59                 60 - 89             90 or More
                                           Days Overdue           Days Overdue          Days Overdue
                                           ------------           ------------          ------------
                                                   Percent                Percent                Percent
                                                   of Total               of Total               of Total
                                         Amount     Loans       Amount     Loans       Amount      Loans
                                        --------   --------    --------   --------    --------   --------
One-to-Four Family Residential          $    767       7.59%   $    208       2.06%   $    161       1.59%
Commercial Real Estate                         2       0.02          --         --          16       0.16
Consumer                                     198       1.96          75       0.74         261       2.58
                                        --------   --------    --------   --------    --------   --------

  Total Delinquent Loans                $    967       9.56%   $    283       2.80%   $    438       4.33%
                                        ========   ========    ========   ========    ========   ========

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

     If foreclosure is effected, the property is sold at a sheriff's sale. If the Company is the successful bidder, the acquired real estate property is then included in the Company's "real estate owned" account until it is sold. The Association is permitted under applicable regulations to finance sales of real estate owned by "loans to facilitate" which may involve more favorable interest rates and terms than generally would be granted under the Association's underwriting guidelines. At December 31, 1999, the Association had two loans to facilitate.

     The Company generally places loans on non-accrual status when the payment of interest becomes more than 90 days past due or when interest payments are otherwise deemed uncollectible.

The following table sets forth the amount of the Company's nonperforming assets at the dates indicated.

                                                 December 31,
                                          1999       1998       1997
                                        --------   --------   --------
                                            (Dollars in Thousands)
Nonperforming Assets:
  Non-Accruing Loans                    $    177   $    737   $    636
  Real Estate Owned, Net (1)                 251         62         --
                                        --------   --------   --------

    Total Nonperforming Assets          $    428   $    799   $    636
                                        ========   ========   ========

Troubled Debt Restructurings            $     --   $      6   $     18
                                        ========   ========   ========

Total Nonperforming Loans and
  Troubled Debt Restructurings
  as a Percent of Total Loans               1.75%      8.20%      6.47%

Total Nonperforming Assets and
  Troubled Debt Restructurings
  as a Percent of Total Assets              0.92%      1.70%      1.44%

(1) Net of related loss allowances as of each date shown, which allowances at December 31, 1999, 1998 and 1997 amounted to $311,000, $35,000 and
$90,000, respectively, for real estate owned.

     The $177,000 of non-accruing loans at December 31, 1999 consisted of three one-to four- family residential loans for $161,000 and one commercial real estate loan for $16,000. The largest non-accruing loan at December 31, 1999 consisted of a $106,000 adjustable-rate real estate loan secured by a residence.

     The Company's real estate owned at December 31, 1999 consisted of a former furniture store and warehouse, a one-to-four family residential property and unimproved land. The $251,000 of real estate owned at December 31, 1999 is net of a $311,000 allowance for loss. See Note G of Notes to Consolidated Financial Statements.

     CLASSIFIED ASSETS. All loans are reviewed on a regular basis under the Company's asset classification policy. The Company's total classified assets at December 31, 1999 (excluding loss assets specifically reserved for amounted to $716,000, of which $0 was classified as special mention and $389,000 was classified as substandard. The largest classified asset at December 31, 1999 consisted of other real estate totaling $512,000. The Company has established reserves of $261,000 on this former furniture store and warehouse. See "-Asset Quality-Classified Assets."

     The remaining $216,000 of substandard assets at December 31, 1999 consisted of (1) residential mortgage loans totaling $138,000, of which the largest loan had a balance of $45,000 at December 31, 1999, (2) other real estate property with a balance of $50,000 which is fully reserved and (3) consumer loans totaling $16,000. The $45,000 substandard residential mortgage loan is secured by a one-to-four family residence. See "Regulation - The Association - Classified Assets."

     ALLOWANCE FOR LOAN LOSSES. At December 31, 1999, the Company's allowance for loan losses amounted to $230,000 or 2.3% of the total loan portfolio. The Company's loan portfolio consists primarily of one-to-four family residential loans and, to a lesser extent, commercial real estate loans, construction loans and consumer loans. The loan loss allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on prior loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates which are subject to change over time. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

     The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

                                                At or for the Year Ended December 31,
                                           ---------------------------------------------
                                                  1999        1998        1997
                                                --------    --------    --------
                                                        (Dollars in Thousands)

Total Loans Outstanding                         $ 10,110    $  9,885    $ 10,112
                                                ========    ========    ========

Allowance for Loan Losses
-------------------------
 Beginning Balance                              $    506    $    482    $    527
 Provision (Credit) for Loan Losses                   --          24         (45)
 Loans Charged-Off (Recovered) (1)                  (276)         --          --
                                                --------    --------    --------

 Ending Balance                                 $    230    $    506    $    482
                                                ========    ========    ========

Allowance for Loan Losses as a Percent of
 Total Loans Outstanding                            2.27%       5.10%       4.80%

Allowance for Loan Losses as a Percent of
 Nonperforming Loans and Troubled
 Debt Restructurings                              129.94%      68.10%      74.16%

________________________

(1)  There were no loan charge-off or recoveries in 1998 or 1997.

     The following table presents the allocation of the Company's allowance for loan losses by type of loan at each of the dates indicated.

                                                                          December 31,
                                        -------------------------------------------------------------------------------
                                                  1999                       1998                        1997
                                        ------------------------    ------------------------    -----------------------
                                                         Loan                        Loan                       Loan
                                                       Category                    Category                   Category
                                          Amount       as a % of     Amount        as a % of     Amount       as a % of
                                           of            Total         of            Total        of            Total
                                        Allowance        Loans      Allowance        Loans      Allowance       Loans
                                        ---------      ---------    ---------      ---------    ---------     ---------
One-to-Four Family Residential          $     200           87.0%   $     214           81.4%   $     211          79.7%
Construction                                   --             --           --             --           --           0.4
Commercial Real Estate                         --             --          272            6.9          271           7.3
Consumer                                       30           13.0           20           11.7           --          12.6
                                        ---------      ---------    ---------      ---------    ---------     ---------

  Total                                 $     230          100.0%   $     506          100.0%   $     482         100.0%
                                        =========      =========    =========      =========    =========     =========

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

    The $26.1 million of mortgage-backed securities at December 31, 1999 were accounted for as available for sale and are thus carried at market value. For additional information relating to the Company's mortgage-backed securities, see Note E of Notes to Consolidated Financial Statements.

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

     The following table sets forth the composition of the Company's mortgage-backed securities at each of the dates indicated.


                                                                  December 31,
                                                      ------------------------------------
                                                        1999          1998          1997
                                                      --------      --------      --------
                                                                 (In Thousands)
Mortgage- Backed Securities Held to Maturity:
  FNMA                                                $     --      $     --      $ 15,256
  FHLMC                                                     --            --         3,773
  GNMA                                                      --            --         2,801
                                                      --------      --------      --------
    Subtotal                                                --            --        21,830
                                                      --------      --------      --------
Mortgage- Backed Securities Available for Sale:
  FNMA                                                $ 14,284      $ 16,476      $  4,963
  FHLMC                                                  5,052         3,941         1,142
  GNMA                                                   6,718         6,975           510
                                                      --------      --------      --------
    Subtotal                                            26,054        27,392         6,615
                                                      --------      --------      --------

Total                                                 $ 26,054      $ 27,392      $ 28,445
                                                      ========      ========      ========

     Information regarding the contractual maturities and weighted average yield of the Company's mortgage-backed securities portfolio at December 31, 1999 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

                                                    Amounts at December 31, 1999 Which Mature in
                                        --------------------------------------------------------------------
                                        One  Year    After One to    After Five to    Over  10
                                         Or Less      Five Years        10 Years        Years        Total
                                        ---------    ------------    -------------    ---------    ---------
                                                                (Dollars In Thousands)
Held to Maturity:
 FNMA                                   $      --    $      --       $      --        $      --    $      --
 FHLMC                                         --           --              --               --           --
 GNMA                                          --           --              --               --           --
                                        ---------    ---------       ---------        ---------    ---------
   Total                                $      --    $      --       $      --        $      --    $      --
                                        =========    =========       =========        =========    =========
Weighted Average Yield                         --%          --%             --%              --%          --%
                                        =========    =========       =========        =========    =========

Available for Sale:
 FNMA                                   $   1,560    $   4,085       $   3,238        $   5,401    $  14,284
 FHLMC                                        752        1,471             956            1,860        5,039
 GNMA                                         966        2,405           1,421            1,939        6,731
                                        ---------    ---------       ---------        ---------    ---------
   Total                                $   3,278    $   7,961       $   5,615        $   9,200    $  26,054
                                        =========    =========       =========        =========    =========
Weighted Average Yield                       5.34%        5.68%           5.83%            5.84%        5.74%
                                        =========    =========       =========        =========    =========

Total Mortgage-Backed Securities:
 FNMA                                   $   1,560    $   4,085       $   3,238        $   5,401    $  14,284
 FHLMC                                        752        1,471             956            1,860        5,039
 GNMA                                         966        2,405           1,421            1,939        6,731
                                        ---------    ---------       ---------        ---------    ---------
   Total                                $   3,278    $   7,961       $   5,615        $   9,200    $  26,054
                                        =========    =========       =========        =========    =========
Weighted Average Yield                       5.34%        5.68%           5.83%            5.84%        5.74%
                                        =========    =========       =========        =========    =========

     The following table sets forth the purchases, sales and principal repayments of the Company's mortgage-backed securities during the periods indicated.

                                                  At or For the
                                              Year Ended December 31,
                                      --------------------------------------
                                        1999           1998           1997
                                      --------       --------       --------
                                              (Dollars in Thousands)

Mortgage- Backed Securities at
  Beginning of Period                 $ 27,392       $ 28,445       $ 32,918
Purchases                                6,003          5,538            969
Repayments                              (6,195)        (5,578)        (3,769)
Sales                                       --         (1,136)        (1,650)
Mark to Market Adjustments              (1,054)           197             54
Amortizations of Premiums and
  Discounts, Net                           (92)           (74)           (77)
                                      --------       --------       --------
Mortgage- Backed Securities at
  End of Period                       $ 26,054       $ 27,392       $ 28,445
                                      ========       ========       ========

Weighted Average Yield at
  End of Period                           5.74%          6.53%          6.58%
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

     Investment securities (excluding FHLB stock) totaled $5.5 million or 11.8% of total assets at December 31, 1999. All $5.5 million of investment securities, which consists of U.S. Government and agency securities, and equity securities are accounted for as available for sale and are carried at market value. Of the $5.5 million of investment securities, $1,020,000 or 18.5% mature within five years of December 31, 1999.


     The following table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated.

                                                                         December 31,
                                      ----------------------------------------------------------------------------------
                                               1999                          1998                         1997
                                      -----------------------       ----------------------       -----------------------
                                      Carrying       Market         Carrying       Market        Carrying        Market
                                        Value         Value           Value        Value           Value         Value
                                      --------       --------       --------      --------       --------       --------
                                                                        (In Thousands)
Available for Sale:
  FHLB Notes                          $  2,591       $  2,591       $  2,749      $  2,749       $  2,787       $  2,785
  FNMA Notes                               216            216            734           734            200            200
  FHLMC Notes                            1,372          1,372          1,454         1,454          1,100          1,100
  SBA                                      983            983             --            --             --             --
  Other                                    348            348            367           367             --             --
                                      --------       --------       --------      --------       --------       --------

Total Available for Sale                 5,510          5,510          5,304         5,304          4,087          4,085
                                      --------       --------       --------      --------       --------       --------

Held to Maturity
  FHLB Stock                               541            541            512           512            483            483
                                      --------       --------       --------      --------       --------       --------

Total Held to Maturity                     541            541            512           512            483            483
                                      --------       --------       --------      --------       --------       --------

  Total                               $  6,051       $  6,051       $  5,816      $  5,816       $  4,570       $  4,568
                                      ========       ========       ========      ========       ========       ========

  The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1999. No tax-exempt yields have been adjusted to a tax-equivalent basis.

                                                    Amounts at December 31, 1999 Which Mature in
                                        --------------------------------------------------------------------
                                        One  Year    After One to    After Five to    Over  10
                                         Or Less      Five Years        10 Years        Years        Total
                                        ---------    ------------    -------------    ---------    ---------
                                                                (Dollars In Thousands)
Bonds and Other Debt Securities
  Available for Sale:
    FNMA                                $      --    $     216       $      --        $      --    $     216
    FHLMC                                      --          477           2,565              920        3,962
    GNMA                                       --           --              --               --           --
    SBA                                        38          163             271              512          984
    Other                                      --           --              --              222          222
                                        ---------    ---------       ---------        ---------    ---------

    Total                               $      38    $     856       $   2,836        $   1,654    $   5,384
                                        =========    =========       =========        =========    =========

  Weighted Average Yield                     6.23%        5.85%           6.54%            6.67%        6.73%
                                        =========    =========       =========        =========    =========

  Equity Securities:
    Other                                     126           --              --               --          126
    FHLB Stock (1)                             --           --              --              541          541
                                        ---------    ---------       ---------        ---------    ---------

    Total                               $     126    $      --       $      --        $     541    $     667
                                        =========    =========       =========        =========    =========

  Weighted Average Yield                       --%          --%             --%            6.00%        6.00%
                                        =========    =========       =========        =========    =========

________________________

(1) As a member of the FHLB of Dallas, the Association is required to maintain its investment in FHLB stock, which has no stated maturity.

  At December 31, 1999, the Company's investments in any one issuer which exceeded more than 10% of the Company's total stockholders' equity were FHLB notes which had both a carrying value and a market value of $2.6 million at December 31, 1999, FHLMC notes which had both a carrying value and a market value of $1.5 million at December 31, 1999, and FNMA notes which had both a carrying value and a market value of $734,000 at December 31, 1999.

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

  DEPOSITS. The Company's deposits are attracted principally from within the Company's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market deposit accounts ("MMDA's"), regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $4.2 million or 10.8% of total deposits at December 31, 1999. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

  The large variety of deposit accounts offered by the Association has increased the Association's ability to retain deposits and allowed it to be more competitive in obtaining new funds, but has not eliminated the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities). During periods of high interest rates, deposit accounts that have adjustable interest rates have been more costly than traditional passbook accounts. In addition, the Association is subject to short-term fluctuations in deposit flows because funds in transaction accounts can be withdrawn at any time and because 65.4% of the certificates of deposit at December 31, 1999 mature in one year or less. The Association's ability to attract and maintain deposits is affected by the rate consciousness of its customers and their willingness to move funds into higher-yielding accounts. The Association's cost of funds has been, and will continue to be, affected by money market conditions.

  The following table shows the distribution of , and certain other information relating to, the Company's deposits by type of deposit, as of the dates indicated.

                                                                         December  31,
                                        -----------------------------------------------------------------------
                                                1999                      1998                    1997
                                              --------                  --------                --------
                                                                 (Dollars in Thousands)
                                         Amount        %           Amount         %         Amount        %
                                        --------    --------      --------    --------     --------    --------
Certificate Accounts:
 2.00% - 2.99%                          $     22         0.1%     $     --          --%    $     --          --%
 3.00% - 3.99%                                 9         0.0            --          --           33          --
 4.00% - 4.99%                             7,738        20.2            --          --           --          --
 5.00% - 5.99%                            17,844        46.5        24,873        63.0       23,644        66.6
 6.00% - 6.99%                             4,255        11.1         5,942        15.0        2,293         6.5
 7.00% - 7.99%                               882         2.3            --          --        1,068         3.0
 8.00% or more                                --          --            --          --           --          --
                                        --------    --------      --------    --------     --------    --------

  Total Certificate Accounts              30,750        80.1        30,815        78.0       27,038        76.1
                                        --------    --------      --------    --------     --------    --------

Transaction Accounts:
 Passbook Savings                          4,680        12.2         5,128        13.0        5,483        15.4
 MMDAs                                       693         1.8           802         2.0        1,915         5.4
 Demand and NOW accounts                   2,245         5.9         2,750         7.0        1,098         3.1
                                        --------    --------      --------    --------     --------    --------

  Total Transaction Accounts               7,618        19.9         8,680        22.0        8,496        23.9
                                        --------    --------      --------    --------     --------    --------

Total Deposits                          $ 38,368       100.0%     $ 39,495       100.0%    $ 35,534       100.0%
                                        ========    ========      ========    ========     ========    ========

  The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                                  Year   Ended   December   31,
                                        ----------------------------------------------------------------------------
                                                1999                       1998                        1997
                                              --------                   --------                    --------
                                                     Average                    Average                     Average
                                        Average       Rate         Average       Rate          Average       Rate
                                        Balance       Paid         Balance       Paid          Balance       Paid
                                        --------     --------      --------     --------       --------     --------
                                                                   (Dollars in Thousands)
Passbook Savings Accounts               $  4,689         2.62%     $  5,295         2.63%      $  5,602         2.60%
Demand and NOW Accounts                    1,624         1.85         1,413         2.10          1,893         2.20
MMDAs                                        717         2.55           993         2.55          1,210         2.40
Certificates of Deposit                   34,857         5.37        32,054         5.50         27,242         5.53
                                        --------     --------      --------     --------       --------     --------

  Total Interest-Bearing Deposits       $ 41,887         4.88%     $ 39,755         4.92%      $ 35,947         4.79%
                                        ========     ========      ========     ========       ========     ========

   The following table sets forth the savings flows of the Company during the periods indicated.

                                                           Year Ended December  31,
                                                        ------------------------------
                                                          1999       1998       1997
                                                        --------   --------   --------
                                                                (In Thousands)
Increase (Decrease) Before Interest Credited(1)         $ (2,990)  $  2,077   $ (2,657)
Interest Credited                                          1,863      1,471      1,556
                                                        --------   --------   --------

  Net Increase (Decrease) in Deposits                   $ (1,127)  $  3,548   $ (1,101)
                                                        ========   ========   ========

________________________

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

     The Association does not advertise for deposits outside of its primary market area. At December 31, 1999, the Association had no deposits that were obtained through deposit brokers. The Association does not actively solicit broker deposits and does not pay fees to such brokers.

     The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 1999 which mature during the periods indicated.

                                                   Balance at December 31, 1999,
                                           Maturing in the 12 Months Ending December 31,
                                --------------------------------------------------------------
                                   2000         2001         2002      Thereafter      Total
                                ----------   ----------   ----------   ----------   ----------
                                                        (In Thousands)
Certificates of Deposit
-----------------------
  2.00% - 2.99%                 $       22   $       --   $       --   $       --   $       22
  3.00% - 3.99%                          9           --           --           --            9
  4.00% - 4.99%                      6,267        1,262          148           61        7,738
  5.00% - 5.99%                     12,864        2,385        2,463          131       17,843
  6.00% - 6.99%                        536          555          662        2,502        4,255
  7.00% - 7.99%                        410          245          228           --          883
                                ----------   ----------   ----------   ----------   ----------
  Total Certificate Accounts    $   20,108   $    4,447   $    3,501   $    2,694   $   30,750
                                ==========   ==========   ==========   ==========   ==========

     The following table sets forth the maturities of the Company's certificates of deposit of $100,000 or more at December 31, 1999 by time remaining to maturity.

Maturing During Quarter Ending                   Amounts
------------------------------                  -----------
                                               (In Thousands)
March 31, 2000                                  $       203
June 30, 2000                                           305
September 30, 2000                                      734
December 31, 2000                                        --
After December 31, 2000                               1,888
                                                -----------
     Total Certificates of Deposit With
     Balances of $100,000 or More               $     3,130
                                                ===========


BORROWINGS

     The Association may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, investment securities and mortgage-backed securities, provided certain standards related to credit worthiness have been met. See "Regulation - The Association - Federal Home Loan Bank System." Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At December 31, 1999, outstanding advances from FHLB totaled $1,000,000, at 5.923%, maturing January 20, 2000. The Association did not have any advances from the FHLB at December 31, 1998.

SUBSIDIARIES

     The Association is a wholly-owned subsidiary of the Company. At December 31, 1999, the Association had no subsidiaries. Under Louisiana law, a state-chartered association may invest up to 10% of its assets in service organizations or corporations.

     On December 23, 1996, the Company acquired a 70% interest in Jefferson Community Lending, which was engaged in the business of mortgage lending. During 1998, the Company continued a restructuring plan to reduce costs and increase future operating efficiencies by consolidating the operations of Jefferson Lending into those of the Association and commencing the dissolution of Jefferson Community Lending.

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

EMPLOYEES

     The Company and its subsidiaries had 19 full-time employees at December 31, 1999. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

     In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1999, the Association was in compliance with the above restrictions.

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

     In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally range from zero basis points to 27 basis points. From 1998 through 1999, SAIF members will pay 6.4 basis points to fund the FICO, while BIF member institutions will pay approximately 1.3 basis points. The Association's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.4 basis points effective January 1, 1998.

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

     Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital is given the same definition as core capital but is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. At December 31, 1999, the Association had no intangible assets which are deducted in computing its tangible capital. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At December 31, 1999, the Association had no subsidiaries.

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

     At December 31, 1999, the Association exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 15.1%, 15.1% and 64.1%, respectively. The following table sets forth the Association's compliance with each of the above-described capital requirements as of December 31, 1999.

                                                 Tangible       Core        Risk-Based
                                                  Capital      Capital(1)   Capital(2)
                                                ----------    ----------    ----------
                                                        (Dollars in Thousands)
Capital Under GAAP                              $    6,480    $    6,480    $    6,480
Additional Capital Items:
 General Valuation Allowances (3)                       --            --           151
 Net Realized Loss on Securities
  Available for Sale                                   711           711           711
                                                ----------    ----------    ----------
Regualtory Capital                                   7,191         7,191         7,342
Minimum Required Regulatory Capital (4)                713         1,425           916
                                                ----------    ----------    ----------

Excess Regulatory Capital                       $    6,478    $    5,766    $    6,426
                                                ==========    ==========    ==========

Regulatory Capital as a Percentage                   15.13%        15.13%        64.14%
Minimum Capital Required as a Percentage (4)          1.50          3.00          8.00
                                                ----------    ----------    ----------

Regulatory Capital as a Percentage
 in Excess of Requirements                           13.63%        12.13%        56.14%
                                                ==========    ==========    ==========

________________________

    (1) Does not reflect the 4.0% requirement to be met in order for an institution to be "adequately capitalized." See " -Prompt Corrective Action."
    (2) Does not reflect the interest-rate risk component in the risk-based capital requirement, the effective date of which has been postponed as discussed above.
    (3) General valuation allowances are only used in the calculation of risk-based capital. Such allowances are limited to 1.25% of risk-weighted assets.
    (4) Tangible and core capital are computed as a percentage of adjusted total assets of $47.5 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $11.4 million.

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

     At December 31, 1999, the Association was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

     LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At December 31, 1999, the Association's liquidity ratio was 7.47%.

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

     At December 31, 1999, the Association was a Tier 1 institution for purposes of this regulation.

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

     Currently, the prong of the QTL test that is not based on the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1999, the qualified thrift investments of the Association were approximately 84.08% of its portfolio assets.

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

     As a member, the Association is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1999, the Association had $541,000 in FHLB stock, which was in compliance with this requirement.

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

     FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 1999, no reserves were required to be maintained on the first $4.7 million of transaction accounts, reserves of 3% were required to be maintained against the next $47.8 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%), is required against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

     The Association is required by Louisiana law and regulations to comply with certain reserve and capital requirements. At December 31, 1999, the Association was in compliance with all applicable reserve and capital requirements.

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

    The investment authority of Louisiana-chartered savings associations is broader in many respects than that of federally-chartered savings and loan associations. However, state-chartered savings associations, such as the Association, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally-chartered savings association. This prohibition applies to equity investments in real estate, investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At December 31, 1999, the Association was in compliance with such provisions.

    Furthermore, effective January 1, 1990, a state-chartered savings association may not engage as principal in any activity not permitted for federal associations unless the FDIC has determined that such activity would pose no significant risk to the affected deposit insurance fund and the Association is in compliance with the fully phased-in capital standards prescribed under FIRREA. When certain activities are permissible for a federal association, the state association may engage in the activity in a higher amount if the FDIC has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the Association meets the fully phased-in capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At December 31, 1999, the Association had no investments which were affected by the foregoing limitations.

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

     YEAR. The Company and the Association file federal income tax returns on the basis of a calendar year ending on December 31. For 1999 and 2000, the Company and the Association intend to file a consolidated tax return.

    BAD  DEBT  RESERVES.  In August  1966,  legislation  was  enacted  that repeals the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Association must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At December 31, 1999, the Association's post -1987 excess reserves amounted to approximately $445,000. The recapture will occur over a six-year period, the commencement of which was delayed until the first taxable year beginning after December 31, 1998, since the Association met certain residential lending requirements. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and reversal and excess bad debt reserves is adequately provided for in the Association's deferred tax liability.

     At December 31, 1999, the federal income tax reserves of the Association included $1.3 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Association in connection with the conversion of the Association to stock form, the retained earnings of the Association are substantially restricted.

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

     NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1999, the Company had $261,000 in NOL carryforwards for federal income tax purposes.

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

     The Company's federal income tax returns for the tax years ended December 31, 1996 forward are open under the statute of limitations and are subject to review by the IRS.


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

ITEM 2. DESCRIPTION OF PROPERTY.

     At December 31, 1999, the Company and the Association conducted their business from the Association's main office and two branch offices in the New Orleans, Louisiana area. The following table sets forth the net book value (including furnishings and equipment) and certain other information with respect to the offices and other properties of the Company at December 31, 1999.

                                                        Net Book Value
Description/Address             Leased/Owned              of Property
-------------------             ------------            --------------
Main Office:
  #1 Westbank Expressway
  New Orleans, LA  70114        Leased                  $     212

Branch Offices:
  2021 Carol Sue Ave.
  Terrytown, LA  70056          Owned                         213

  3008 Holiday Drive
  New Orleans, LA  70131        Leased                        200
                                                        ---------

   Total                                                $     625
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's stock is not listed on any security exchange. Therefore, the Company does not have exchange data that provides high and low stock prices. The most recent sale of the Company's stock was on March 10, 2000 at $7.50 per share.

     The payment of dividends on the common stock is subject to determination and declaration by the Board of Directors of the Company. The Board of Directors has paid quarterly cash dividends at a rate of $0.05 per share since January 1997. The payment of future dividends will be subject to the requirements of applicable law and the determination by the Board of Directors that the Company's net income, capital and financial condition, banking industry trends and general economic conditions justify the payment of dividends, and it cannot be assured that dividends will continue to be paid by the Company in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

GENERAL

     The profitability of the Company and the Association depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage-backed securities, loans and investment securities and interest expense on interest-bearing deposits. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Profitability also is dependent, to a lesser extent, on the level of noninterest income, provision (credit) for loan losses, noninterest expense and income taxes. Noninterest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, federal insurance premiums, and miscellaneous other expenses.

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

     The Association attempts to manage its interest rate risk by maintaining a high percentage of its assets in adjustable-rate mortgage-backed securities and in adjustable-rate mortgages ("ARMs"). From 1985 to 1995, the only residential mortgages originated by the Association were ARMs. During 1996, the Association started offering fixed rate mortgage loans. It was the opinion of management that a mix of fixed rate and adjustable-rate mortgage products would better insulate the Association from periods of rate fluctuation. At December 31, 1999, the Association's fixed-rate mortgage-backed securities amounted to $2.4 million or 5.2% of total assets, its ARMs amounted to $6.6 million or 14.2% of total assets and its adjustable-rate mortgage-backed securities amounted to $23.6 million or 50.5% of total assets. The interest rates on the ARMs and on a portion of the adjustable-rate mortgage-backed securities, however, adjust no more frequently than once a year, with the amount of the change subject to annual limitations, whereas the interest rates on deposits can change more frequently and are not subject to annual limitations. A portion of the Association's adjustable-rate mortgage-backed securities have interest rates which adjust monthly or semi-annually with limitations on the amount of the increase.

     Management also monitors and evaluates the potential impact of interest rate changes upon the market value of the Company's portfolio equity on a quarterly basis, in an attempt to ensure that interest rate risk is maintained within limits established by the Board of Directors. In August 1993 the OTS adopted a final rule incorporating an interest rate risk component into the risk-based capital rules. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value ("NPV") exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. A resulting change in NPV of more than 2% of the estimated market value of an institution's assets will require the institution to deduct 50% of that excess change. The rule provides that the OTS will calculate the interest rate risk component quarterly for each institution. The OTS has recently indicated that no institution will be required to deduct capital for interest rate risk until further notice. Because a 200 basis point increase in interest rates would have decreased the Company's NPV by less than 2% as a percentage of the estimated market value of it assets at December 31, 1999, the Company would not have been subject to any capital deduction as of December 31, 1999 if the regulation had been effective as of such date. The following table presents the Company's NPV as of December 31, 1999, as calculated by the OTS, based on information provided to the OTS by the Association.

 Change in                                                             NPV as % of         Change in
Interest Rates                          Net Portfolio Value             Portfolio         NPV as % of
in Basis Point                          -------------------              Value of       Portfolio Value
(Rate Shock)            Amount          $ Change        % Change        Assets (1)         of Assets
--------------       ------------      ----------      ----------      -----------      ----------------
                        (Dollars in Thousands)
    400              $     --          $     --               -- %            -- %           -- %
    300                 7,205            (1,311)             (15)%         15.73 %        (1.97)%
    200                 7,709              (806)              (9)%         16.53 %        (1.17)%
    100                 8,152              (364)              (4)%         17.20 %        (0.50)%
   Static               8,515                --               -- %         17.70 %           -- %
   (100)                8,731               215                3 %         17.94 %         0.24 %
   (200)                8,801               285                3 %         17.92 %         0.22 %
   (300)                8,930               414                5 %         18.00 %         0.30 %
   (400)                   --                --               -- %            -- %           -- %

________________________

     (1) Based on the portfolio value of the Company's assets assuming no change in interest rates.

CHANGES IN FINANCIAL CONDITION

     ASSETS. Total assets decreased to $46.8 million at December 31, 1999 from $48.6 million at December 31, 1998.

     Mortgage-backed securities as a percentage of total assets decreased to 55.7% at December 31, 1999 from 56.3% at December 31, 1998. All of the Company's mortgage-backed securities are either insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association (FNMA") or the Government National Mortgage Association ("GNMA"). Mortgage-backed securities increase the quality of the Company's assets by virtue of the guarantees that support them, require fewer personnel and overhead costs than individual residential mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Algiers. However, mortgage-backed securities typically yield less than individual residential mortgage loans.

     At December 31, 1999, net loans receivable totaled $9.8 million or 20.9% of total assets. Of the total loan portfolio, $8.5 million or 84.0% consisted of one-to-four family residential loans. Consumer loans accounted for $1.3 million or 12.7% of the total loan portfolio, and 2.0% of the portfolio consisted of commercial real estate loans.

     Mortgage-backed securities and investment securities were 55.7% and 11.8% of total assets, respectively, at December 31, 1999. Of such amount, $3.4 million or 7.4% of total assets mature within one year of December 31, 1999. See Notes B and E to the Consolidated Financial Statements. Cash and cash equivalents amounted to 6.1% of total assets at such date.

     Non-performing assets have decreased from 1.7% of total assets at December 31, 1998 to .9% of total assets at December 31, 1999. Non-accruing single-family residential loans represented 37.6% of the $428,000 of total non-performing assets at December 31, 1999. The balance of non-performing assets included one commercial loan accounting for 3.7%. At December 31, 1999, the Company's allowance for loan losses equaled $230,000 or 2.3% of total loans outstanding.

     The Company's total deposits decreased during 1999 to $38.4 million at December 31, 1999 from $39.5 million at December 31, 1998. Certificates accounts decreased by $64,000 or .2% from December 31, 1998 to December 31, 1999, while transaction accounts decreased by $1.1 million or 12.2% during the period.

     Total stockholders' equity was $7.1 million at December 31, 1999, a decrease of $1.5 million from December 31, 1998. The decrease was due to a $148,000 purchase of treasury stock, a $911,000 decrease in Accumulated Other Comprehensive Income, dividends of $102,000 and net loss for the year of $367,000. These decreases were partially offset by increases from a $49,000 allocation to the Employee Stock Ownership Plan, and a $12,000 allocation to the Management Retention Plan Trust.

RESULTS OF OPERATIONS

     NET INCOME. The Company's net income decreased by $528,000 or 327.9% from a net income of $161,000 in 1998 to a net loss of $367,000 in 1999 and decreased by $50,000 or 23.7% in 1998 from net income of $211,000 in 1997. The decrease in 1999 is attributable to a decrease of $275,000 in net interest income, an increase of $575,000 in non-interest expenses, and a decrease in minority interest in loss of an unconsolidated subsidiary of $8,000, partially offset by an increase of $9,000 in non-interest income, an increase in income taxes benefit of $297,000, and a decrease in the provision for loan losses of $24,000.

     NET INTEREST INCOME. The primary source of earnings is net interest income, which is the difference between income generated from interest-earning assets and interest expense from interest-bearing liabilities. Net interest income decreased by $275,000 or 20.3% in 1999, and decreased $52,000 or 3.7% in 1998. The decrease in 1999 was due to a decrease in the interest rate spread and to a lesser extent the decrease in the ratio of average interest-earning assets to average interest-bearing liabilities. Interest rate spread is the yield on interest-earning assets minus the costs of interest-bearing liabilities.

     The Company's average interest rate spread decreased to 1.86% for 1999 from 2.24% for 1998 after decreasing from 2.27% for 1997. In addition, its ratio of average interest-earning assets to average interest-bearing liabilities decreased to 114.25% for 1999 from 119.26% for 1998, which represented a decrease from the 122.45% for 1997. The decrease in the average interest rate spread was due to the average rate paid on interest-bearing liabilities increasing, while the average yield on interest-earning assets decreased.

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

                                                                           Year Ended December 31,
                                        ------------------------------------------------------------------------------------------
                                                    1999                           1998                           1997
                                        ----------------------------   ----------------------------   ----------------------------
                                                             Average                        Average                        Average
                                        Average              Yield/    Average              Yield/    Average              Yield/
                                        Balance   Interest   Rate      Balance   Interest   Rate      Balance   Interest   Rate
                                        -------   --------   -------   -------   --------   -------   -------   --------   -------
Interest- Earning Assets:
 Loans Receivable (1)                   $ 9,543   $    881      9.23%  $ 9,983   $    916      9.18%  $ 9,298   $    837      9.00%
 Mortgage-Backed Securities              26,723      1,595      5.97    27,918      1,747      6.26    30,912      1,993      6.45
 Investment Securities (2)                5,407        327      6.05     4,695        364      7.75     2,576        219      8.50
 Other Interest-Earning Assets            1,931        137      7.09     2,145        137      6.39     1,796        106      5.90
                                        -------   --------   -------   -------   --------   -------   -------   --------   -------

  Total Interest-Earning Assets          43,604      2,940      6.74%   44,741      3,164      7.07%   44,582      3,155      7.08%
                                        -------   --------   -------   -------   --------   -------   -------   --------   -------

Non-Interest Earning Assets               4,088                          2,228                          2,348
                                        -------                        -------                        -------

  Total Assets                          $47,691                        $46,969                        $46,928
                                        =======                        =======                        =======

Interest-Bearing Liabilities:
 Passbook, NOW and Money
  Market Accounts                       $ 7,215   $    181      2.51%  $ 8,588   $    196      2.28%  $ 8,705   $    216      2.48%
 Certificates of Deposit                 30,783      1,675      5.44    28,926      1,616      5.59    27,242      1,506      5.53
                                        -------   --------   -------   -------   --------   -------   -------   --------   -------
  Total Deposits                         37,997      1,856      4.88    37,514      1,812      4.83    35,947      1,722      4.79

 FHLB Advances                              167          7      4.19        --         --        --       462         29      6.25
                                        -------   --------   -------   -------   --------   -------   -------   --------   -------

  Total Interest-Bearing Liabilities     38,164      1,863      4.88%   37,514      1,812      4.83%   36,409      1,751      4.81%
                                        -------   --------   -------   -------   --------   -------   -------   --------   -------

Non-Interest Bearing Liabilities (3)      1,678                            395                            851
                                        -------                        -------                        -------

  Total Liabilities                      39,842                         37,909                         37,260

Stockholders' Equity                      7,849                          9,060                          9,668
                                        -------                        -------                        -------

  Total Liabilities and
    Stockholders' Equity                $47,691                        $46,969                        $46,928
                                        =======                        =======                        =======

Net Interest-Earning  Assets            $ 5,440                        $ 7,227                        $ 8,173
                                        =======                        =======                        =======

Net Interest Income; Average
 Interest Rate Spread                             $  1,077      1.86%            $  1,352      2.24%            $  1,404      2.27%
                                                  ========   -------             ========   -------             ========   -------

Net Interest Margin (4)                                         2.47%                          3.02%                          3.15%
                                                             =======                        =======                        =======

Average Interest-Earning Assets
 to Average Interest-Bearing
 Liabilities                                                  114.25%                        119.26%                        122.45%
                                                             =======                        =======                        =======

________________________

(1) Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discount, loans in process and allowance for loan losses.
(2) Includes non-accruing investment securities during the respective periods.
(3)  Includes non-interest-bearing deposits.
(4) Net interest margin is net interest income divided by average interest-earning assets.

     RATE/VOLUME ANALYSIS. The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Algiers' interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (change in rate multiplied by current year volume), (ii) changes in volume (change in volume multiplied by prior year rate), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                          1999 vs. 1998                       1998 vs. 1997
                                ---------------------------------   --------------------------------
                                  Increase (Decrease) Due to          Increase (Decrease) Due to
                                ---------------------------------   --------------------------------
                                                         Total                               Total
                                                        Increase                            Increase
                                  Rate       Volume    (Decrease)     Rate       Volume    (Decrease)
                                --------    --------    --------    --------    --------    --------
                                        (In Thousands)                         (In Thousands)
Interest Income:
 Loans Receivable               $      5    $    (40)   $    (35)   $     16    $     63    $     79
 Mortgage- Backed Securities         (77)        (75)       (152)        (58)       (188)       (246)
 Investment Securities               (92)         55         (37)        (17)        162         145
 Other Interest-Earning Assets        14         (14)         --           9          22          31
                                --------    --------    --------    --------    --------    --------

   Total Interest Income            (150)        (74)       (224)        (50)         59           9
                                --------    --------    --------    --------    --------    --------

Interest Expense:
 Passbook, NOW and Money
   Market Accounts                    17         (32)        (15)        (18)         (2)        (20)
 Certificates of Deposit             (46)        105          59          16          94         110
                                --------    --------    --------    --------    --------    --------

   Total Deposits                    (29)         73          44          (2)         92          90
 FHLB Advances                        --           7           7         (14)        (15)        (29)
                                --------    --------    --------    --------    --------    --------

   Total Interest Expense            (29)         80          51         (16)         77          61
                                --------    --------    --------    --------    --------    --------

Increase (Decrease) in Net
 Interest Income                $   (121)   $   (154)   $   (275)   $    (34)   $    (18)   $    (52)
                                ========    ========    ========    ========    ========    ========

     INTEREST INCOME. Interest on loans decreased $35,000 or 3.8% in 1999 due to a decrease in the average outstanding balances of $440,000, partially offset by an increase in the weighted average yields on loans receivable to 9.23% from 9.18%. A substantial portion of the loans have adjustable interest rates, and the change in the average yields reflects the general change in market interest rates.

     Interest on mortgage-backed securities decreased by $152,000 or 8.7% in 1999 from 1998, due to a $1.2 million or 4.3% decrease in the average balance and a decrease in the average yield to 5.97% in 1999 from 6.26% in 1998. The average balance decreased as the market value adjustment for unrealized losses increased by $1.1 million in 1999 from a $197,000 gain adjustment in 1998. The decreased yield was due to the interest rate on a large portion of the adjustable-rate mortgage-backed securities adjusting downward in 1999.

     Interest on investment securities decreased by $37,000 or 10.2% in 1999 from 1998, due to a decrease in the average rate to 6.05% in 1999 from 7.75% in 1998, which was partially offset by an increase in the average balance of $712,000 from 1998.

     Other interest income, which consists of dividends on FHLB stock and interest on overnight deposits at the FHLB, remained the same from 1998 to 1999. The $214,000 decrease in the average balance was offset by an increase in the average yield to 7.09% in 1999 from 6.39% in 1998.

     Total interest income decreased by $224,000 or 7.1% in 1999 from 1998, due to a $1.1 million or 2.5% decrease in the average balance of total interest-earning assets and a decrease in the average yield to 6.74% in 1999 from 7.07% in 1998.

     INTEREST EXPENSE. Interest on deposits increased by $44,000 or 2.4% in 1999 over 1998, due to a $483,000 or 1.3% increase in the average balance and an increase in the average rate to 4.88% in 1999 from 4.83% in 1998. The increase in the average balance was primarily due to an increase in the average balance of certificates of deposit. The average rate paid on certificates of deposit decreased to 5.44% in 1999 from 5.59% in 1998, which decrease was partially offset by an increase in the average rate paid by the Company on its transaction accounts to 2.51% in 1999 from 2.28% in 1998.

     Interest on FHLB advances increased by $7,000 or 100.0% in 1999 from 1998, primarily due to an increase in the average balance of FHLB advances of $167,000 in 1999.

     Total interest expense increased by $51,000 or 2.8% in 1999 over 1998, primarily due to the increase in the average balance of certificates of deposit.

     PROVISION (CREDIT) FOR LOAN LOSSES. The Company provided (recovered) $0, $24,000, and ($4,000) of its allowance for loan losses in 1999, 1998 and 1997, respectively. The allowance for loan losses amounted to $230,000 or 2.3% of the total loan portfolio at December 31, 1999.

     NON-INTEREST INCOME. Service charges and fees, which primarily consist of charges for ATM usage, checking accounts, overdrafts and late payments, increased by $46,000 or 85.2% in 1999 from 1998. This increase was primarily due to the addition of an ATM to one of the Association's branch locations.

     The gross carrying value of the Company's Guaranteed Investment Contracts (the "GIC bonds") was reduced in 1997 by $62,000 of principal payments. Additionally, the Company recaptured $116,000 of its provision for security losses related to this investment during 1997, $5,000 during 1998 and $10,000 during 1999. See Note C of Notes to Consolidated Financial Statements.

     In 1998 the Company sold $1.2 million of mortgage-backed securities which were part of the available for sale portfolio and which resulted in a gain of $17,000. There were no sales of mortgage-backed securities during 1999.

     Other non-interest income amounted to $21,000 and $14,000 in 1999 and 1998, respectively.

     Total non-interest income increased by $9,000 or 7.3% in 1999 from 1998, primarily due to an increase of $46,000 in service charges and fees, partially offset by a decrease of $34,000 in gain on sale of other real estate and a decrease of $17,000 in gain on the sale of investments from 1998.

     NON-INTEREST EXPENSE. Compensation and benefits increased by $109,000 or 19.5% in 1999 over 1998, due to an increase in the Company's workforce related to the opening of a new branch.

     Occupancy and equipment expenses increased by $220,000 or 120.2% in 1999 over 1998, primarily due to an increase in the Association's rent expense and other costs related to the opening of a new branch, and an increase in depreciation expense related to the new branch and a new computer system.

     Federal insurance premiums increased by $8,000 or 33.3% in 1999 from 1998.

     Computer expenses increased by $17,000 or 28.3% in 1999 from 1998, primarily due to technical support for the new computer system.

     Professional services increased $162,000 or 155.8% in 1999 from 1998, due to an increase in legal and accounting fees.

     Bank service charge expense increased $22,000 or 146.7% in 1999 from 1998, due to the volume of transactions related to the addition of a new branch in 1999.

     The Association's real estate owned expense, net increased by $6,000 in 1999 from 1998, primarily due to the number of real estate owned properties that were owned by the Association at December 31, 1999. The real estate owned at December 31, 1999 consisted of a former furniture store and warehouse, a one-to-four family residential property and unimproved land.

     Other non-interest expense, which primarily consists of insurance and bond premiums, postage and supplies, and other operating expenses increased by $31,000 or 11.0% in 1999 from 1998. The increase was primarily due to costs related to the opening of a new branch during 1999.

     Total non-interest expense increased by $575,000 or 46.6% in 1999 from 1998, primarily due to increases of $109,000 in compensation and benefits, $220,000 in occupancy and equipment, $162,000 in professional services, $31,000 in other expenses, $22,000 in bank services charges, $17,000 of computer expenses, $8,000 in SAIF assessment and insurance premiums and $6,000 in real estate owned expenses. Total non-interest expense as a percent of average assets was 3.8% in 1999 compared to 2.6% in 1998.

     FEDERAL INCOME TAX EXPENSE(BENEFIT). The Company's federal income tax expense decreased by $297,000 or 376.5% in 1999 from 1998. The effective tax rate for 1999, 1998 and 1997 was 36.4%, 39.5% and 18.5%, respectively. The effective tax rate of 18.5% in 1997 was the result of the tax benefits from the gross operating loss of $270,000 in the Company's subsidiary Jefferson Community Lending for the year ending December 31, 1997.

     The Company had a deferred tax valuation reserve of $184,000, $182,000 and $194,000 at December 31, 1999, 1998 and 1997, respectively. Other components of the valuation reserve consist of allowances for loan losses and real estate owned losses. For additional information, see Note I of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Algiers is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At December 31, 1999, Algiers' liquidity was 7.47% or $1.3 million in excess of the minimum OTS requirement.

     Cash was used in Algiers' operating activities during 1999 primarily as a result of the net loss for the period. Cash was generated by Algiers' operating activities during 1998 primarily as a result of net income for the period and the provision for depreciation and amortization. The adjustments to reconcile net income to net cash provided by operations during the periods presented consisted primarily of the provision for depreciation and amortization, accretion of the premiums on investments, recovery of loan losses, gains and losses on the sale of assets, and increases or decreases in various receivable and payable accounts. The primary investing activities of Algiers are the purchase of mortgage-backed securities and the origination of loans, which are primarily funded with the proceeds from repayments and prepayments on existing loans and mortgage-backed securities and the maturity of mortgage-backed securities. Investing activities used net cash in 1999 and 1998 primarily because the amount of mortgage-backed securities and investments purchased exceeded the amount matured. Financing activities used net cash in 1999 due to the purchases of treasury stock of $148,000, and a decrease in deposits of $1.1 million, partially offset by an increase of $1 million in FHLB advances. The primary financing activity consists of the purchases of treasury stock of $1.2 million in 1998 and deposit increases of $4.0 million in 1998. Total cash and cash equivalents amounted to $2.8 million at December 31, 1999. See the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

     At December 31, 1999, Algiers had outstanding commitments to originate $527,000 of one-to four-family residential loans (including undisbursed construction loans) and $60,000 undisbursed lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in the following 12 months was $20.1 million. Algiers believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits to the extent desired. If Algiers requires funds beyond its internal funding capabilities, advances from the FHLB of Dallas are available as an additional source of funds.

     Algiers is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0% and 8.0% respectively. At December 31, 1999, Algiers exceeded each of its capital requirements, with tangible, core and risk-based capital ratios of 15.13%, 15.13% and 64.14%, respectively. See Note N of Notes to Consolidated Financial Statements.

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

ITEM 7.  FINANCIAL STATEMENTS.

                           ALGIERS BANCORP, INC.
                              & SUBSIDIARIES

                             DECEMBER 31, 1999



                      Audits of Financial Statements

                             December 31, 1999
                                    and
                             December 31, 1998

                              C O N T E N T S



Independent Auditor's Report                                        1

Consolidated Statements of Financial Condition                      2

Consolidated Statements of Operations                           3 - 4

Consolidated Statements of Comprehensive Income (Loss)              5

Consolidated Statements of Changes in Stockholders' Equity          6

Consolidated Statements of Cash Flows                           7 - 8

Notes to Consolidated Financial Statements                     9 - 34

The Board of Directors
Algiers Bancorp, Inc. & Subsidiaries

                       INDEPENDENT AUDITOR'S REPORT

     We have audited the accompanying consolidated statements of financial condition of ALGIERS BANCORP, INC. AND SUBSIDIARIES, as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALGIERS BANCORP, INC. AND SUBSIDIARIES as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                      A Professional Accounting Corporation

March 10, 2000
Metairie, Louisiana

                    ALGIERS BANCORP, INC. & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (Dollars in Thousands)

                                   ASSETS


                                                                December 31,
                                                            --------------------
                                                              1999        1998
                                                            --------    --------
Cash and Amounts Due from Depository Institutions           $  1,374    $  3,659
Interest-Bearing Deposits in Other Banks                       1,465       1,222
Investments Available-for-Sale, at Fair Value                  5,510       5,304
Loans Receivable - Net                                         9,788       9,297
Mortgage-Backed Securities - Available-for-Sale,
 at Fair Value                                                26,054      27,392
Loans Held for Sale                                              130           -
Stock in Federal Home Loan Bank                                  541         512
Accrued Interest Receivable                                      324         369
Real Estate Owned - Net                                          251          62
Office Property and Equipment, (Net
 of Depreciation and Amortization)                               795         662
Prepaid Expenses                                                  46          87
Deferred Taxes                                                   374           -
Income Tax Receivable                                            105          28
Other Assets                                                       7          32
                                                            --------    --------

   Total Assets                                             $ 46,764    $ 48,626
                                                            ========    ========


The accompanying notes are an integral part of these financial statements.

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 December 31,
                                                           ----------------------
                                                             1999          1998
                                                           --------      --------
LIABILITIES
 Deposits:
  Interest Bearing                                         $ 37,844      $ 38,150
  Non-Interest Bearing                                          524         1,345
 FHLB Advances                                                1,000             -
 Advance Payments from Borrowers for
  Insurance and Taxes                                            84           114
 Accrued Interest Payable on Depositors' Accounts                16            23
 Dividends Payable                                               25            32
 Deferred Tax Liability                                           -           212
 Other Liabilities                                              104            84
                                                           --------      --------

                                                             39,597        39,960
 Minority Interest in Subsidiary                                 48            87
                                                           --------      --------

   Total Liabilities                                         39,645        40,047
                                                           --------      --------

STOCKHOLDERS' EQUITY
 Preferred Stock - Par Value $.01
  5,000,000 Shares Authorized; 0 Shares
  Issued and Outstanding                                          -             -
 Common Stock - Par Value $.01
  648,025 Shares Issued - 506,348 Outstanding at
  December 31, 1999 and 519,248 Outstanding at
  December 31, 1998                                               6             6
 Additional Paid-in Capital                                   6,132         6,137
 Unearned ESOP Shares                                          (322)         (376)
 Unearned MRP Shares                                            (36)          (48)
 Retained Earnings                                            3,882         4,344
 Treasury Stock - 141,677 Shares in 1999 and
  128,777 Shares in 1998, at Cost                            (1,823)       (1,675)
 Accumulated Other Comprehensive Income (Loss)                 (720)          191
                                                           --------      --------

   Total Stockholders' Equity                                 7,119         8,579
                                                           --------      --------

   Total Liabilities and Stockholders' Equity              $ 46,764      $ 48,626
                                                           ========      ========

                    ALGIERS BANCORP, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in Thousands)


                                                          For the Years Ended
                                                               December 31,
                                                   -----------------------------------
                                                     1999         1998          1997
                                                   --------     --------      --------
INTEREST INCOME
 Loans                                             $    881     $    916      $    837
 Mortgage-Backed Securities                           1,595        1,747         1,993
 Investment Securities                                  327          364           219
 Other Interest-Earning Assets                          137          137           106
                                                   --------     --------      --------

   Total Interest Income                              2,940        3,164         3,155
                                                   --------     --------      --------

INTEREST EXPENSE
 Deposits                                             1,856        1,812         1,722
 FHLB Advances                                            7            -            29
                                                   --------     --------      --------

   Total Interest Expense                             1,863        1,812         1,751
                                                   --------     --------      --------

NET INTEREST INCOME                                   1,077        1,352         1,404

(PROVISION) CREDIT FOR LOAN LOSSES                        -          (24)           45
                                                   --------     --------      --------

NET INTEREST INCOME AFTER
 (PROVISION) CREDIT FOR LOAN LOSSES                   1,077        1,328         1,449
                                                   --------     --------      --------

NON-INTEREST INCOME
 Service Charges and Fees                               100           54            52
 Recapture of Allowance on GIC Bonds                     10            5           116
 Gain on Sale of REO                                      2           34             -
 Gain on Sale of Investments                              -           17            11
 Other Income                                            21           14            44
                                                   --------     --------      --------

   Total Non-Interest Income                            133          124           223
                                                   --------     --------      --------

The accompanying notes are an integral part of these financial statements.

                    ALGIERS BANCORP, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                           (Dollars in Thousands)



                                                          For the Years Ended
                                                               December 31,
                                                   -----------------------------------
                                                     1999         1998          1997
                                                   --------     --------      --------
NON-INTEREST EXPENSES
 Compensation and Benefits                              669          560           765
 Occupancy and Equipment                                403          183           173
 Computer                                                77           60            34
 Deposit Insurance Premium                               32           24            18
 Professional Services                                  266          104           138
 Bank Service Charges                                    37           15            25
 Provision for Possible Real Estate
  Write-Downs                                             -            -            45
 Real Estate Owned Expense - Net                         13            7             2
 Other                                                  313          282           213
                                                   --------     --------      --------

                                                      1,810        1,235         1,413
                                                   --------     --------      --------

INCOME (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTEREST                                (600)         217           259

INCOME TAX EXPENSE (BENEFIT)                           (194)         103            48
                                                   --------     --------      --------

NET INCOME (LOSS) BEFORE MINORITY
 INTEREST IN SUBSIDIARY                                (406)         114           211

MINORITY INTEREST IN SUBSIDIARY                          39           47             -
                                                   --------     --------      --------

NET INCOME (LOSS)                                  $   (367)    $    161      $    211
                                                   ========     ========      ========

EARNINGS (LOSS) PER SHARE                          $  (0.79)    $   0.29      $   0.37
                                                   ========     ========      ========

The accompanying notes are an integral part of these financial statements.

                     ALGIERS BANCORP, INC. & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (Dollars in Thousands)


                                                          For the Years Ended
                                                               December 31,
                                                   -----------------------------------
                                                     1999         1998          1997
                                                   --------     --------      --------

NET INCOME (LOSS)                                  $   (367)    $    161      $    211

OTHER COMPREHENSIVE INCOME (LOSS),
 NET OF TAX:
  Unrealized Holding Gains (Losses) Arising
   During the Period                                   (911)         237             4

  Reclassification Adjustment for (Gains)
   Losses Included in Net Income                          -          (60)           34
                                                   --------     --------      --------

    Total Other Comprehensive Income (Loss)            (911)         177            38
                                                   --------     --------      --------

COMPREHENSIVE INCOME (LOSS)                        $ (1,278)    $    338      $    249
                                                   ========     ========      ========

The accompanying notes are an integral part of these financial statements.

                    ALGIERS BANCORP, INC. & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (Dollars in Thousands)

                                                                                             Accumulated
                                                 Additional  Unearned  Unearned                 Other                       Total
                                         Common    Paid-in     ESOP       MRP     Retained  Comprehensive   Treasury   Stockholders'
                                         Stock     Capital    Shares    Shares    Earnings  Income (Loss)     Stock      Equity
                                        -------  ----------  --------   --------   --------  -------------   --------   ------------
BALANCE - December 31, 1996             $     6  $    6,108  $  (492)  $      -   $  4,207  $         (24)  $      -   $      9,805

Net Income                                    -           -        -          -        211              -          -            211
Dividends Declared                            -           -        -          -       (113)             -          -           (113)
ESOP Shares Released for Allocation           -          14       59          -          -              -          -             73
Purchase of Treasury Stock                    -           -        -          -          -              -       (472)          (472)
Other Comprehensive Income Net
 of Applicable Deferred Income Taxes          -           -        -          -          -             38          -             38
                                        -------  ----------  -------   --------   --------  -------------   --------   ------------

BALANCE - December 31, 1997                   6       6,122     (433)         -      4,305             14       (472)         9,542

Net Income                                    -           -        -          -        161              -          -            161
Dividends Declared                            -           -        -          -       (122)             -          -           (122)
Common Stock Acquired by MRP Trust            -           -        -        (60)         -              -          -            (60)
Common Stock Released by MRP Trust            -           -        -         12          -              -          -             12
ESOP Shares Released for Allocation           -          15       57          -          -              -          -             72
Purchase of Treasury Stock                    -           -        -          -          -              -     (1,203)        (1,203)
Other Comprehensive Income Net
 of Applicable Deferred Income Taxes          -           -        -          -          -            177          -            177
                                        -------  ----------  -------   --------   --------  -------------   --------   ------------
BALANCE - December 31, 1998                   6       6,137     (376)       (48)     4,344            191     (1,675)         8,579

Net Loss                                      -           -        -          -       (367)             -          -           (367)
Dividends Declared                            -           -        -          -        (95)             -          -            (95)
Common Stock Released by MRP Trust            -           -        -         12          -              -          -             12
ESOP Shares Released for Allocation           -          (5)      54          -          -              -          -             49
Purchase of Treasury Stock                    -           -        -          -          -              -       (148)          (148)
Other Comprehensive Income (Loss) Net                                                                                             -
 of Applicable Deferred Income Taxes          -           -        -          -          -           (911)         -           (911)
                                        -------  ----------  -------   --------   --------  -------------   --------   -------------

BALANCE - December 31, 1999             $     6  $    6,132  $  (322)  $    (36)  $ 3,882   $        (720)  $ (1,823)  $       7,119
                                        =======  ==========  =======   ========   ========  =============   ========   =============

                     ALGIERS BANCORP, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)


                                                                        For the Years Ended
                                                                            December 31,
                                                                -----------------------------------
                                                                  1999         1998          1997
                                                                --------     --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                                              $   (367)         161      $    211
 Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided by (Used in) Operating Activities:
   Depreciation and Amortization                                     170           48            24
   Provision (Credit) for Loan Losses                                  -           24           (45)
   Provision for Losses on Real Estate Owned                           -            -            45
   Premium Amortization Net of Discount Accretion                     47          (74)           62
   Gain on Sale of Real Estate Owned                                  (2)         (34)            -
   Gain on Sale of Mortgage-Backed Securities                          -          (17)          (11)
   ESOP and MRP Expense                                               61           84            70
   (Increase) Decrease in Accrued Interest Receivable                 45         (100)           (4)
   (Increase) Decrease in Prepaid Expenses                            41          (68)           (1)
   (Increase) Decrease in Prepaid Income Taxes                       (77)         (28)           75
   Originations of Loans Held-for-Sale                            (2,165)           -             -
   Proceeds from Sale of Loans Held-for-Sale                       2,035            -             -
   (Increase) Decrease in Other Assets                                25          (29)            2
   Increase (Decrease) in Accrued Interest Payable                    (7)          22             -
   Increase (Decrease) in Income Tax Payable                           -          (17)           17
   Increase (Decrease) in Other Liabilities                           20           38            18
   Increase (Decrease) in Minority Interest                          (39)          87             -
   (Increase) Decrease in Deferred Income Taxes                     (116)          93            51
                                                                --------     --------      --------

    Net Cash Provided by (Used in) Operating Activities             (329)         190           514
                                                                --------     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Maturities of Investment Securities - Held-to-Maturity                -            -           825
 Purchases of Investment Securities - Available-for-Sale          (1,009)      (5,083)       (3,094)
 Maturities of Investment Securities - Available-for-Sale            520        3,885         1,539
 Purchases of Mortgage-Backed Securities - Held-to-Maturity            -       (1,406)         (185)
 Maturities of Mortgage-Backed Securities - Held-to-Maturity           -        3,399         2,119
 Purchases of Mortgage-Backed Securities - Available-for-Sale     (6,003)      (4,132)         (784)
 Maturities of Mortgage-Backed Securities - Available-for-Sale     6,195        2,378         1,600
 Proceeds From Sale of Mortgage-Backed Securities - AFS                -        1,153         1,661
 Net (Increase) Decrease in Loans                                   (742)        (228)           22
 Non-Cash Dividend - FHLB                                            (29)         (29)          (27)
 Purchase of Office Properties and Equipment                        (302)        (457)          (46)
 Proceeds from Sales of Real Estate Owned                             64           77             -
                                                                --------     --------      --------

    Net Cash Provided by (Used in) Investing Activities           (1,306)        (443)        3,630
                                                                --------     --------      --------

The accompanying notes are an integral part of these financial statements.

                     ALGIERS BANCORP, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                            (Dollars in Thousands)


                                                                        For the Years Ended
                                                                            December 31,
                                                                -----------------------------------
                                                                  1999         1998          1997
                                                                --------     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase (Decrease) in Deposits                              (1,127)       3,961        (1,101)
 Net Increase (Decrease) in Advances from Borrowers
  for Taxes and Insurance                                            (30)           2          (125)
 Proceeds from Federal Home Loan Bank Advance                      1,000            -         3,900
 Repayment of Federal Home Loan Bank Advance                           -            -        (5,400)
 Dividends Paid                                                     (102)        (121)         (113)
 Purchase of Treasury Stock                                         (148)      (1,203)         (472)
 Purchases of MRP Shares                                               -          (60)            -
                                                                --------     --------      --------

    Net Cash Provided by (Used in) Financing Activities             (407)       2,579        (3,311)
                                                                --------     --------      --------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                        (2,042)       2,326           833

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                      4,881        2,555         1,722

CASH AND CASH EQUIVALENTS - END OF YEAR                         $  2,839     $  4,881      $  2,555
                                                                ========     ========      ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
  Cash Paid During the Year for:
   Interest                                                     $  1,870     $  1,790      $  1,751
   Income Taxes                                                 $      -     $    139      $     31

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 TRANSACTIONS
  Dividends Declared                                            $      25   $      32      $     31
  Real Estate Owned Acquired Through Foreclosure                $     251   $     105      $      -
  Transfer of Mortgage-Backed Securities from Held-
   to-Maturity to Available-for-Sale                            $       -   $  19,837      $      -

The accompanying notes are an integral part of these financial statements.

NOTE A
     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS
          Algiers Bancorp, Inc. (the "Company") was organized as a Louisiana corporation on February 5, 1996 for the purpose of engaging in any lawful act or activity for which a corporation may be formed under the Louisiana Business Corporation Law, as amended. Other than steps related to the reorganization described below, the Company was essentially inactive until July 8, 1996, when it acquired Algiers Homestead Association (the "Association") in a business reorganization of entities under common control in a manner similar to a pooling of interest. The Association is engaged in the savings and loan industry. The acquired Association became a wholly-owned subsidiary of the Company through the issuance of 1,000 shares of common stock to the Company in exchange for 50% of the net proceeds received by the Company in the reorganization.

          On December 23, 1996, the Company entered into a limited liability company partnership when it acquired a majority interest in Jefferson Community Lending, LLC. Jefferson Community Lending, LLC was engaged in the business of consumer lending. During 1998, the Company initiated a restructuring plan to reduce costs and increase future operating efficiency by consolidating the operations of Jefferson Community Lending, LLC into those of the Association and commenced the dissolution of Jefferson Community Lending, LLC. Accordingly, net assets of Jefferson Community Lending, LLC have been reduced to $-0- at December 31, 1998.

          During 1998, the Company formed Algiers.Com, Inc., a subsidiary that owns a 51% interest in Planet Mortgage, LLC. Planet Mortgage, LLC is engaged in the solicitation of mortgage loans through its internet site.

     PRINCIPLES OF CONSOLIDATION
          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Algiers Homestead Association and Algiers.Com, Inc. and in 1998 and 1997, its majority-owned subsidiary, Jefferson Community Lending, LLC. In consolidation, significant inter-company accounts, transactions, and profits have been eliminated.

     INVESTMENT SECURITIES
          Investment securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using the interest method. Marketable securities classified as available-for-sale are carried at fair value. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in comprehensive income. Cost of securities sold is recognized using the specific identification method.

     RECLASSIFICATIONS
          Certain reclassifications  of  previously  reported  amounts have
     been   made   to   conform   with   the   1999   presentation.    Such
     reclassifications had no effect on net income.

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

          A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. Interest may be recognized on the accrual basis for certain troubled debt restructuring.

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

          The Association is exempt from Louisiana income tax.

     CASH EQUIVALENTS
          Cash equivalents consist of certificates of deposit purchased with a maturity of three months or less, and daily demand investment deposit accounts.

          Cash and cash equivalents at December 31, 1999 and 1998 included the following (in thousands):

                                                  1999       1998
                                                --------   --------
          Cash                                  $  1,374   $  3,659
          Interest-Bearing Deposits
              in Other Institutions                1,465      1,222
                                                --------   --------
                                                $  2,839   $  4,881
                                                ========   ========

     NON-DIRECT RESPONSE ADVERTISING
          The  Corporation   expenses   advertising   costs   as  incurred.
     Advertising  for 1999, 1998 and 1997 was $11,000, $1,000 and   $2,000,
     respectively.

NOTE A
     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     LOANS HELD FOR SALE
          Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

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

          While management uses available information to recognize losses on loans and foreclosed real estate, future reductions in the carrying amounts of loans and foreclosed assets may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans and foreclosed real estate may change materially in the near term, however the amount of the change that is reasonably possible cannot be estimated.

     ACCOUNTING STANDARDS NOT YET ADOPTED
          Statement of Financial Accounting Standards No. 137 (SFAS 137), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", an amendment extending the effective date of SFAS 133, is effective for the quarter beginning after June 15, 2000. This statement will require all derivatives to be recognized at fair value as either assets or liabilities in the consolidated balance sheets. Changes in the fair value of derivatives not designated as hedging instruments are to be recognized currently in earnings. Gains or losses on derivatives designated as hedging instruments are either to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designation. The Company currently has no derivatives; therefore, adoption of this pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

NOTE B
     INVESTMENT SECURITIES AVAILABLE-FOR-SALE
          Investment securities available-for-sale at December 31, 1999 consist of the following (in thousands):

                                                        Gross        Gross
                                        Amortized    Unrealized    Unrealized    Fair
                                           Cost         Gains        Losses      Value
                                        ---------    ----------    ----------   --------

          FNMA Medium Term
            Callable Note               $     251    $        -    $       35   $    216
          FHLMC Callable Note               1,444             -            72      1,372
          FHLB Callable Notes               2,749             -           158      2,591
          SBA                                 989             -             6        983
          Other Securities                    393             -            45        348
                                        ---------    ----------    ----------   --------

                                        $   5,826    $        -    $      316   $  5,510
                                        =========    ==========    ==========   ========


          Investment securities available-for-sale at December 31, 1998 consist of the following (in thousands):

                                                        Gross        Gross
                                        Amortized    Unrealized    Unrealized    Fair
                                           Cost         Gains        Losses      Value
                                        ---------    ----------    ----------   --------

          FNMA Medium Term
            Callable Note               $     706    $       28    $        -   $    734
          FHLMC Callable Note               1,443            11             -      1,454
          FHLB Callable Notes               2,750             -             1      2,749
          Other Securities                    393             -            26        367
                                        ---------    ----------    ----------   --------

                                        $   5,292    $       39    $       27   $  5,304
                                        =========    ==========    ==========   ========

          The   following  is  a  summary  of  contractual  maturities   of
     investment securities available-for-sale as of December 31, 1999 (in thousands):

                                                                    Amortized    Fair
                                                                       Cost      Value
                                                                    ---------   --------
          Due in One Year or Less                                   $     181   $    164
          Due from One to Five Years                                      914        856
          Due from Five to Ten Years                                    2,966      2,836
          Due After Ten Years                                           1,765      1,654
                                                                    ---------   --------

                                                                    $   5,826   $  5,510
                                                                    =========   ========

NOTE B
     INVESTMENT SECURITIES AVAILABLE-FOR-SALE (CONTINUED)

          Investment in stock of the Federal Home Loan Bank is carried at cost, which approximates market. The carrying value of this investment at December 31, 1999 and 1998 was $540,700 and $512,200, respectively, with no provision for unrealized losses necessary.


NOTE C
     GUARANTEED INSURANCE CONTRACT (GIC) BONDS
          During 1987 and 1989, the Association invested in Louisiana Agricultural Finance Authority Bonds and Southeast Texas Housing Finance Authority Bonds which were backed by insurance contracts guaranteed by Executive Life Insurance Company. A conservator was subsequently appointed for Executive Life Insurance Company thus impacting the ultimate collectibility of the entire bond proceeds. Prior to 1996, the conservator was unable to determine the ultimate amount of principal which would be recovered; therefore, the Association set up reserves which amounted to $339,375 at December 31, 1993 based on its best estimate of what would be recovered. As of December 31, 1996, the conservator had estimated that the ultimate collectibility of the bonds would approximate 88% of their original carrying value. As such, the Association has applied all proceeds received during 1997 against the carrying value of the bonds. The Association has reserved 100% against the remaining principal value of the bonds given the questionability of the proceeds to be collected.

          The activity in the carrying value and the reserve account is summarized as follows for the years ended December 31, 1999 and 1998 (in thousands):

                                                        Carrying    Reserve
                                                         Value      Balance
                                                        --------    --------
          Balance at December 31, 1997                         -           -
            Recovery of Previous Charge - Offs                 -          (5)
            Recapture of Provision
              for Investment Losses                            -           5
                                                        --------    --------

          Balance at December 31, 1998                         -           -
            Recovery of Previous Charge - Offs                 -         (10)
            Recapture of Provision
              for Investment Losses                            -          10
                                                        --------    --------

          Balance at December 31, 1999                  $      -    $      -
                                                        ========    ========

NOTE D
     LOANS RECEIVABLE
          Loans receivable consist of the following (in thousands):

                                                                  1999       1998
                                                                --------   --------
          Loans Secured by First Mortgages on Real Estate:
            1-4 Family Residential                              $  8,492   $  7,816
            Commercial                                               200        686
            Construction Loans - 1-4 Family                          117          -
            Partially-Guaranteed by VA
              or Insured by FHA Loans - 1-4 Family                    13         27
                                                                --------   --------

              Total Real Estate Loans                              8,822      8,529
                                                                --------   --------

          Consumer Loans:
            Second Mortgage Loans - 1-4 Family                       338        360
            Consumer Loans                                           356        400
            Share Loans                                              594        566
                                                                --------   --------

              Total Consumer Loans                                 1,288      1,326
                                                                --------   --------

                                                                  10,110      9,855
                                                                --------   --------

          Less:
            Allowance for Losses                                     230        506
            Unearned Interest on Mortgage Loans                       10          -
            Net Deferred Loan Origination Fees                        82         52
                                                                --------   --------

                                                                     322        558
                                                                --------   --------

                                                                $  9,788   $  9,297
                                                                ========   ========

          An   approximate   schedule   of  loan  maturities  or  repricing
     opportunities at December 31, 1999 is as follows (in thousands):

                                   Variable     Fixed
           Maturities                Rate       Rate      Total
          -------------            --------    -------   -------
          Three Months or Less     $     5     $    77   $    82
          Three Months - One Year       19          53        72
          One Year - Five Years        823         621     1,444
          Over Five Years            5,772       2,740     8,512
                                   -------     -------   -------

                                   $ 6,619     $ 3,491   $10,110
                                   =======     =======   =======

NOTE D
     LOANS RECEIVABLE (CONTINUED)

          Activity in the allowance for loan losses is summarized as follows for the years ended December 31, 1999, 1998, and 1997 (in thousands):

                                                1999       1998      1997
                                              --------   --------  --------
          Balance at Beginning of Year        $    506   $    482  $    527
          Charge-Offs                             (276)         -         -
          Recoveries                                 -          -         -
          Provision (Credit) for Loan Losses         -         24       (45)
                                              --------   --------  --------

          Balance at End of Year              $    230   $    506  $    482
                                              ========   ========  ========


          At December 31, 1999 and 1998, the Association had loans totaling approximately $0 and $505,800, respectively, for which impairment had been recognized. The allowance for loan losses related to these loans totaled $0 and $261,000 at December 31, 1999 and 1998, respectively. There was no interest income recognized on these loans during the years ended December 31, 1999, 1998 and 1997.

          At December 31, 1999 and 1998, the Association had non-performing loans of approximately $177,000 and $737,000, respectively. The amount of interest foregone for the years ended December 31, 1999, 1998 and 1997 was approximately $23,000, $62,000 and $1,000, respectively.

          The Association does not service any loans for others.

          In the normal course of business, the Association originates consumer loans to members of the Board of Directors and officers. Loans to such borrowers are summarized as follows (in thousands):

                                                  1999       1998
                                                --------   --------
          Balance at Beginning of Year          $     37   $     84
            Additions                                 89         39
            Payments and Renewals                    (52)       (86)
                                                --------   --------

          Balance at End of Year                $     74   $     37
                                                ========   ========

     NOTE E
     MORTGAGE-BACKED SECURITIES
          Fixed and variable rate mortgage-backed securities available-for-sale at December 31, 1999 are summarized as follows (in thousands):

                                                December 31, 1999
                                -----------------------------------------------
                                               Gross        Gross
                                Amortized   Unrealized   Unrealized     Fair
                                   Cost        Gains       Losses       Value
                                ---------   ----------   ----------   ---------
          GNMA Certificates     $   6,877   $        -   $      146   $   6,731
          FNMA Certificates        14,756            -          472      14,284
          FHLMC Certificates        5,198            -          159       5,039
                                ---------   ----------   ----------   ---------

                                $  26,831   $        -   $      777   $  26,054
                                =========   ==========   ==========   =========

          Fixed and variable rate mortgage-backed securities available-for-sale at December 31, 1998 are summarized as follows (in thousands):


                                                December 31, 1999
                                -----------------------------------------------
                                               Gross        Gross
                                Amortized   Unrealized   Unrealized     Fair
                                   Cost        Gains       Losses       Value
                                ---------   ----------   ----------   ---------
          GNMA Certificates     $   6,885   $       90   $        -   $   6,975
          FNMA Certificates        16,320          156            -      16,476
          FHLMC Certificates        3,911           30            -       3,941
                                ---------   ----------   ----------   ---------

                                $  27,116   $      276   $        -   $  27,392
                                =========   ==========   ==========   =========

          The amortized cost and fair value of mortgage-backed securities at December 31, 1999, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                        Amortized        Fair
                                                           Cost         Value
                                                        ---------      --------
          Mortgage-Backed Securities Maturing:
            Less than One Year                          $   3,370      $  3,278
            Due After One Year Thru Five Years              8,194         7,961
            Due After Five Years Thru Ten Years             5,779         5,615
            Due After Ten Years                             9,488         9,200
                                                        ---------      --------
                                                        $  26,831      $ 26,054
                                                        =========      ========

NOTE E
     MORTGAGE-BACKED SECURITIES (Continued)

          During 1998 and 1997, the Association sold mortgage-backed securities for approximately $1,153,000 and 1,661,000, respectively. These sales resulted in realized gains of $17,000 and $11,000 during 1998 and 1997, respectively. There were no sales of mortgage-backed securities during 1999.


NOTE F
     INTEREST RECEIVABLE
          Interest receivable at December 31, 1999 and 1998 is summarized as follows (in thousands):

                                                  1999       1998
                                                --------   --------
          Mortgage Loans                        $     76   $     75
          Share Loans                                  6          7
          Investment Securities                       88        121
          Mortgage-Backed Securities                 154        166
                                                --------   --------

                                                $    324   $    369
                                                ========   ========

NOTE G
     REAL ESTATE OWNED
          A summary of real estate owned at December 31, 1999 and 1998 is as follows (in thousands):

                                                  1999       1998
                                                --------   --------

          Real Estate Acquired in Settlement    $    563   $     97
          Less:  Allowances for Losses               311         35
                                                --------   --------

                                                $    252   $     62
                                                ========   ========

          Activity in the allowance for losses for other real estate owned for years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):


                                                  1999       1998       1997
                                                --------   --------   --------

          Balance at Beginning of Year          $     35   $     90   $     45
          Provision for REO Losses                   276          -         45
          Sale of REO                                  -        (55)         -
                                                --------   --------   --------

          Balance at End of Year                $    311   $     35   $     90
                                                ========   ========   ========

NOTE H
     OFFICE PROPERTY AND EQUIPMENT
          Office property and equipment consist of the following at December 31, 1999 and 1998 (in thousands):

                                                               1999       1998
                                                             --------   --------


          Land                                               $     30   $     30
          Building                                                188        188
          Furniture, Fixtures and Equipment                       906        654
          Leasehold Improvements                                   99         48
                                                             --------   --------
                                                                1,223        920
          Less:  Accumulated Depreciation and Amortization        428        258
                                                             --------   --------

                                                             $    795   $    662
                                                             ========   ========

          Depreciation expense for  the years ended December 31, 1999, 1998
     and   1997   was   approximately  $170,000,   $48,000   and   $24,000,
     respectively.


NOTE I
     FEDERAL INCOME TAXES
          The provision for income taxes for 1999, 1998 and 1997 consists of the following (in thousands):

                                                     1999       1998       1997
                                                   --------   --------   --------

          Current Federal Tax Expense (Benefit)    $    (78)  $     10   $     77
          Deferred Federal Tax Expense (Benefit)       (116)        93        (29)
                                                   --------   --------   --------

                                                   $   (194)  $    103   $     48
                                                   ========   ========   ========

          The provision (benefit) for federal income taxes differs from that computed by applying Federal statutory rates to income (loss) before Federal income tax expense, as indicated in the following analysis (in thousands):

                                                     1999       1998       1997
                                                   --------   --------   --------


          Expected Tax Provision at 34% Rate       $   (204)  $     74   $     88
          Effect of Net Loan, REO and
            Investment Losses Charged Directly
            to Tax Bad Debt Reserves                      -          -        (40)
          Employee Stock Ownership Plan                   2          5          -
          Other                                           8         24          -
                                                   --------   --------   --------

                                                   $   (194)  $    103   $     48
                                                   ========   ========   ========

NOTE I
     FEDERAL INCOME TAXES (CONTINUED)

          At December 31, 1999, the Company had, for tax reporting purposes, operating loss carryforwards of approximately $206,517, which expire in 2015.

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

          The net deferred tax assets or liabilities in the accompanying statements of financial condition include the following components (in thousands):

                                                                          1999       1998
                                                                        --------   --------
          Deferred Tax Assets
            Allowance for Loan Losses                                   $     78   $    170
            Allowance for REO Losses                                         106         12
            Employee Stock Option Plan                                         3          2
            Management Retention Plan                                          2          2
            Charitable Contribution Carryforward                               4          4
            Deferred Loan Fees                                                28         18
            Market Value Adjustment for Available-for-Sale Securities        371          -
            Net Operating Loss Carryforwad                                    88          -
            Other                                                              -          1
                                                                        --------   --------

              Total Deferred Tax Assets                                      680        209
                                                                        --------   --------

          Deferred Tax Liabilities
            Property and Equipment and Depreciation                           64         95
            Market Value Adjustment for Available-for-Sale Securities          -         98
            Section 481 Adjustment                                             5          5
            FHLB Stock                                                        51         41
            Other                                                              2          -
                                                                        --------   --------

              Total Deferred Tax Liabilities                                 122        239
                                                                        --------   --------

          Net Deferred Tax Assets (Liabilities)                              558        (30)
          Deferred Tax Valuation Reserve                                     184        182
                                                                        --------   --------

            Total Net Deferred Tax Asset (Liability)                    $    374   $   (212)
                                                                        ========   ========

NOTE I
     FEDERAL INCOME TAXES (CONTINUED)

          Included in retained earnings at December 31, 1999 and 1998 is approximately $1,309,000 in bad debt reserves for which no deferred Federal income tax liability has been recorded. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $445,000 for December 31, 1999 and 1998.


NOTE K
     DEPOSITS
          Interest bearing deposits consist of the following at December 31, 1999 and 1998 (in thousands):

                                     Weighted                         Years Ended
                                  Average Rate at                     December 31,
                                -----------------------------------------------------------------
                                   December 31,               1999                    1998
                                --------------------   --------------------   -------------------
                                  1999        1998      Amount     Percent     Amount    Percent
                                --------    --------   --------    --------   --------   --------
Balance by Interest Rate:
   Regular Savings Accounts         2.62%      2.63%   $  4,680       12.37%  $  5,128      13.44%
   NOW Accounts                     1.86%      2.15%      1,721        4.55      1,405       3.68
   Money Fund Accounts              2.55%      2.54%        693        1.83        802       2.10
   Certificate of Deposit           5.42%      5.51%     30,750       81.25     30,815      80.77
                                                       --------    --------   --------   --------

                                                       $ 37,844      100.00%  $ 38,150     100.00%
                                                       ========    ========   ========   ========

Certificate Accounts Maturing
    Under 12 months                                    $ 20,108       65.39%  $ 18,057      58.60%
    12 months to 24 months                                4,447       14.46      6,835      22.18
    24 months to 36 months                                3,501       11.39      1,844       5.98
    Due after 36 months                                   2,694        8.76      4,079      13.24
                                                       --------    --------   --------   --------

                                                       $ 30,750      100.00%  $ 30,815     100.00%
                                                       ========    ========   ========   ========


      The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $3,130,000 and $2,563,000 at December 31, 1999 and 1998, respectively.

NOTE K
     DEPOSITS (CONTINUED)

          Interest expense on deposits consisted of the following (in thousands):

                                                  Years Ended
                                                  December 31,
                                          ----------------------------
                                            1999      1998      1997
                                          --------  --------  --------
          Certificates                    $  1,675  $  1,616  $  1,506
          Passbook Savings                     128       141       149
          Money Fund Accounts                   19        25        31
          NOW Accounts                          34        30        36
                                          --------  --------  --------

                                          $  1,856  $  1,812  $  1,722
                                          ========  ========  ========

          In the normal course of business, the Association accepts deposits from members of the Board of Directors and officers. As of December 31, 1999 and 1998, these deposits totaled approximately $402,000 and $444,000, respectively.


NOTE L
     ADVANCES FROM FEDERAL HOME LOAN BANK
          Pursuant to collateral agreements with the Federal Home Loan Bank
     (FHLB), advances are secured by a blanket floating lien on first mortgage loans. Total interest expense recognized in 1999, 1998 and 1997, respectively, was $7,000, $0 and $29,000.

          As of December 31, 1999, outstanding advances from the FHLB totaled $1,000,000, at 5.923%, maturing January 20, 2000.


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

NOTE M
     FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991 (FDICIA) AND FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT OF 1989 (FIRREA) (CONTINUED)

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

          The following table sets out the Association's various regulatory capital categories at December 31, 1999 and 1998.

                                                 1999                       1998
                                        ----------------------     ----------------------
                                         Dollars    Percentage      Dollars    Percentage
                                        ----------  ----------     ----------  ----------
                                        (thousands)                (thousands)

     Tangible Capital                   $    7,191       15.13%    $    7,416       15.58%
     Tangible Equity                    $    7,191       15.13%    $    7,416       15.58%
     Core/Leverage Capital              $    7,191       15.13%    $    7,416       15.58%
     Tier 1 Risk-Based Capital          $    7,191       62.82%    $    7,416       52.22%
     Total Risk-Based Capital           $    7,342       64.14%    $    7,567       53.28%

NOTE N
     REGULATORY CAPITAL
          The following is a reconciliation of generally accepted accounting principles (GAAP) net income and capital to regulatory capital for the Association. The following reconciliation also compares the capital requirements as computed to the minimum capital requirements for the Association (in thousands).

                                 Net Income                 Capital
                                 Year Ended                  as of
                              December 31, 1999        December 31, 1999
                              -----------------        -----------------

          Per GAAP                 $ (286)                  $  6,480
                                   ======                   ========

          Total Assets                                      $ 46,438
                                                            ========

          Capital Ratio                                        13.95%

                                                            Core/        Tier 1       Total
                                 Tangible     Tangible     Leverage    Risk-Based   Risk-Based
                                 Capital       Equity       Equity       Capital      Capital
                                ----------   ----------   ----------   ----------   ----------

     Per GAAP                   $    6,480   $    6,480   $    6,480   $    6,480   $    6,480
     Assets Required
       to be Added
        Unrealized Loss
         on Securities
         Available-
         for-Sale                      711          711          711          711          711
        General Valuation
         Allowance                       -            -            -            -          151
                                ----------   ----------   ----------   ----------   ----------

     Regulatory Capital
       Measure                  $    7,191   $    7,191   $    7,191   $    7,191   $    7,342
                                ==========   ==========   ==========   ==========   ==========

     Adjusted Total
       Assets                   $   47,515   $   47,515   $   47,515
                                ==========   ==========   ==========

     Risk-Weighted
       Assets                                                          $   11,447   $   11,447
                                                                       ==========   ==========

     Capital Ratio                   15.13%       15.13%       15.13%       62.82%       64.14%

     Required Ratio                   1.50%        2.00%        3.00%        4.00%        8.00%

     Required Capital           $      713                $    1,425                $      916
                                ==========                ==========                ==========

     Excess Capital             $    6,478                $    5,766                $    6,426
                                ==========                ==========                ==========

NOTE O
     RELATED PARTY TRANSACTIONS
          The Association leases its main office from one of its officers under an operating lease expiring April 1, 2006. The annual rental payment through April 1, 2001 is $45,000. The annual rental payment for the next five years will be adjusted by changes in the Consumer Price Index but in no case will be less than $45,000 per year.


NOTE P
     EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
          During 1996, the Company sponsored an employee stock ownership plan that covers all employees of the Association who have completed one year of service and have attained the age of 21. The Association may contribute to the Plan such amount as shall be determined by the Association. All dividends received by the ESOP are either used to pay debt service or credited to the participant accounts at the discretion of the administrator. The ESOP shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The shares pledged as collateral are reported as unearned ESOP shares in the statements of financial condition. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was approximately $49,000, $72,000 and $76,000 for the years ended December 31, 1999,
     1998 and 1997, respectively. The ESOP shares as of December 31, 1999 and 1998 were as follows:

          Allocated Shares                        14,269        8,546
          Shares Released for Allocation           5,362        5,723
          Unreleased Shares                       32,211       37,573
                                               ---------    ---------

          Total ESOP Shares                       51,842       51,842
                                               =========    =========

          Fair Value of Unreleased Shares      $ 225,000    $ 418,000
                                               =========    =========

          In conjunction with the establishment of the ESOP, $518,420 was borrowed from the Company to purchase the shares of stock for the ESOP. The corresponding note is to be paid back in 40 equal quarterly payments of $19,202 on the last business day of each calendar quarter beginning September 30, 1996 at the rate of 8.25%. The note payable and corresponding note receivable have been eliminated for consolidation purposes.

NOTE Q
     RECOGNITION AND RETENTION PLAN
          On July 18, 1997, the Company established a Recognition and Retention Plan as an incentive to retain personnel of experience and ability in key positions. The Company approved a total of 25,921 shares of Company stock to be acquired for the Plan, of which 4,205 have been allocated for distribution to key employees and directors. As shares are acquired for the plan, the purchase price of these shares is recorded as unearned compensation, a contra equity account. As the shares are distributed, the contra equity account is reduced.

          Plan share awards are earned by recipients at a rate of 20% of the aggregate number of shares covered by the plan over five years. If the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of plan share award for any reason, the recipient shall forfeit the right to any shares subject to the award which have not been earned. The total cost associated with the plan is based on the market price of the stock as of the date on which the plan shares were granted. Compensation expense pertaining to the Recognition and Retention plan was $12,184 and $19,974 for the years ended December 31, 1999 and 1998, respectively.

          A summary of the changes in restricted stock follows:

                                           Unawarded       Awarded
                                            Shares          Shares
                                           ---------       ---------
          Balance January 1, 1998                  -               -
          Purchased by Plan                   25,921               -
          Granted                             (4,205)          4,205
          Earned and Issued                        -            (841)
                                           ---------       ---------

          Balance December 31, 1998           21,716           3,364
          Forfeited                              736            (736)
          Earned and Issued                        -            (855)
                                           ---------       ---------

          Balance December 31, 1999           22,452           1,773
                                           =========       =========


NOTE R
     STOCK OPTION PLAN
          In 1997, the Company adopted a stock option plan for the benefit of directors, officers, and other key employees. The number of shares of common stock reserved for issuance under the stock option plan was equal to 64,802 shares, or ten percent, of the total number of shares of common shares sold in the Company's initial public offering of its common stock. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years.

          The stock option plan also permits the granting of Stock Appreciation Rights ("SAR's"). SAR's entitle the holder to receive, in the form of cash or stock, the increase in the fair value of Company stock from the date of grant to the date of exercise. No SAR's have been issued under the plan.

NOTE R
     STOCK OPTION PLAN (CONTINUED)

          The following table summarizes the activity related to stock options:

<CAPTIONS>

                                   Exercise      Available        Options
                                    Price        for Grant       Outstanding
                                 ------------   ------------     ------------
          At Inception           $          -         64,802                -
          Granted                                          -                -
          Canceled                                         -                -
          Exercised                                        -                -
                                                ------------     ------------

          At December 31, 1999                        64,802                -
                                                ============     ============


NOTE S
     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
          In the normal course of business, various commitments and contingent liabilities are outstanding, such as commitments to extend credit and stand-by letters of credit which are not reflected on the Association's financial statements. Management does not anticipate any material loss as a result of these transactions. Commitments to extend credit totaled approximately $587,000 and $57,000 on one to four family mortgage loans, and stand-by letters of credit totaled $- 0- and $-0- at December 31, 1999 and 1998, respectively.

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

NOTE S
     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

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


NOTE T
     DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
          The Company has adopted SFAS 107, "Disclosures about Fair Value of Financial Instruments," which requires the disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate the value. Quoted market prices, when available, are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present value estimates or other valuation techniques. These derived fair values are significantly affected by assumptions used, principally the timing of future cash flows and the discount rates. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values would not necessarily be realized in an immediate sale or settlement of the instrument. The disclosure requirements of SFAS 107 exclude certain financial instruments and all nonfinancial instruments. Accordingly, the aggregate fair value amounts presented do not represent management's estimation of the underlying value of the Company.

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

NOTE T
     DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

          Estimated fair values of the financial instruments are as follows (in thousands):

                                                         December  31,  1999
                                                       ------------------------
                                                        Carrying        Fair
                                                         Amount         Value
                                                       ----------    ----------
          FINANCIAL ASSETS
           Cash and Short-Term Investment              $    2,839    $    2,839
           Investment Securities                            5,510         5,510
           Loans and Mortgage Backed Securities            35,842        36,652
          FINANCIAL LIABILITIES
           Deposits                                    $   38,368    $   39,483
           Advances from FHLB                               1,000         1,000

                                                         December  31,  1998
                                                       ------------------------
                                                        Carrying        Fair
                                                         Amount         Value
                                                       ----------    ----------
          FINANCIAL ASSETS
           Cash and Short-Term Investment              $    4,881    $    4,881
           Investment Securities                            5,304         5,304
           Loans and Mortgage Backed Securities            36,689        36,490
          FINANCIAL LIABILITIES
           Deposits                                    $   39,495    $   39,072


NOTE U
     COMPREHENSIVE INCOME
          Comprehensive income was comprised of changes in the Company's unrealized holding gains or losses on securities available-for-sale during 1999, 1998, and 1997. The following represents the tax effects associated with the components of comprehensive income.

                                                                 Years Ended
                                                                 December 31,
                                                        ------------------------------
                                                          1999       1998       1997
                                                        --------   --------   --------
          Gross Unrealized Holding Gains (Losses)
            Arising During the Period                   $ (1,381)  $    359   $      6
          Tax (Expense) Benefit                              470       (122)        (2)
                                                        --------   --------   --------

                                                            (911)       237          4
                                                        --------   --------   --------

          Reclassification Adjustment for Gains
            (Losses) Included in Net Income                    -        (91)        52
          Tax (Expense) Benefit                                -         31        (18)
                                                        --------   --------   --------

                                                               -        (60)        34
                                                        --------   --------   --------

          Net Unrealized Holding Gains (Losses)
            Arising During the Period                   $   (911)  $    177   $     38
                                                        ========   ========   ========

NOTE V
     CONVERSION FROM A MUTUAL TO A STOCK ASSOCIATION
          On July 8, 1996, the Association converted from a Louisiana-chartered mutual savings and loan association to a Louisiana-chartered stock savings and loan association known as "Algiers Homestead Association" (the Association). The Association issued and sold 1000 shares of stock at $.01 per share to the Company to become the wholly-owned subsidiary of the Company. The Association received net proceeds from the sale of this stock of $3,055,245. The costs associated with the stock conversion was approximately $370,000. The amount of retained earnings initially reserved for a "liquidation account" is approximately $4,117,000 which is the amount of retained earnings at March 31, 1996. This is the retained earnings as of the latest date shown in the prospectus as per the plan of conversion.


NOTE W
     CONCENTRATION OF CREDIT RISK
          All of the Association's loans and commitments have been granted to customers in the greater New Orleans area.

          The Association also had deposits in other well capitalized financial institutions which exceed the federally insured limits.


NOTE X
     DIVIDEND DECLARED
          On December 31, 1999, the board of directors of the Company declared a $.05 per share dividend to stockholders of record at December 31, 1999 to be payable on January 15, 2000. The total dividend payable recorded is $25,000.


NOTE Y
     EARNINGS PER COMMON SHARE
          Earnings per share are computed using the weighted average number of shares outstanding which was 467,131 in 1999 and 548,891 in 1998.

NOTE Z
     REGULATORY MATTERS
          On March 1, 2000, the Office of Thrift Supervision (OTS) and the Office of Financial Institutions (OFI) issued a preliminary supervisory agreement as a result of their examination of the Association as of November 29, 1999, which, among other things, calls for the following within specified time periods:

          (a) The Association shall appoint a new chief executive officer, two new directors, and a compliance officer,

          (b)   Formulate a revised three-year business plan,

          (c) Adopt a written policy and procedures for commercial and consumer lending,

          (d) Obtain written approval from the regional director for any contractual arrangements with employees or third parties, outside of the normal course of business, and for any capital distributions.

          In addition, on February 23, 2000, the Association received notice from the OTS, directing them from making any non real estate commercial or consumer loans, or from funding any existing commitments for non real estate commercial or consumer loans, without their approval, until the policy and procedures required above are completed.

          As of March 30, 2000, the Board of the Association is still negotiating certain elements with the OTS and OFI, and as such, has not signed the Agreement. While no assurance can be give, the Association's Board of Directors believes it has taken action toward complying with the provisions of the Agreement. It is not presently determinable what actions, if any, the regulators might take if requirements of the Agreement are not complied with in the specified time periods.

NOTE AA
     LEASES
          The  Association  leases  one  of  its  branch  locations from an unrelated third party. The lease is for a five-year term, with a monthly rental of $4,400. The lease provides for two five year renewal options. Total minimum rental commitment at December 31, 1999 is as follows:

         December 31,
         ------------
            2000                                        $  52,800
            2001                                           52,800
            2002                                           52,800
            2003                                           52,800
            2004                                           11,000
                                                        ---------

                                                        $ 222,200
                                                        =========

          For the years ended December 31, 1999, 1998 and 1997, $86,800, $45,000 and $45,000 was charged to rent expense, respectively.

NOTE AB
     CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

                             ALGIERS BANCORP, INC.
                           CONDENSED BALANCE SHEET
                            (Dollars in Thousands)

                                   ASSETS

                                                             December 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Cash and Cash Equivalents                                $     19    $    780
Investments Available-for-Sale, at Fair Value                 126         117
Loans Receivable                                                -         121
Mortgage-Backed Securities - Available-for-Sale -
 at Fair Value                                                  -          64
Investment in Subsidiaries                                  6,561       7,741
ESOP Loan Receivable                                          358         404
Receivable from Subsidiaries                                   41           -
Income Tax Receivable                                         105          28
Other Assets                                                  108          48
Real Estate Owned - Net                                         -          62
                                                         --------    --------

   Total Assets                                          $  7,318    $  9,365
                                                         ========    ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Due to Subsidiary                                        $    172    $    744
Dividends Payable                                              25          32
Other Liabilities                                               3          10
                                                         --------    --------

   Total Liabilities                                          200         786
                                                         --------    --------

Total Stockholders' Equity                                  7,118       8,579
                                                         --------    --------

   Total Liabilities and Stockholders' Equity            $  7,318    $  9,365
                                                         ========    ========

NOTE AB
     CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (CONTINUED)

                             ALGIERS BANCORP, INC.
                           STATEMENTS OF OPERATIONS
                            (Dollars in Thousands)



                                                        December 31,
                                                ----------------------------
                                                  1999      1998      1997
                                                --------  --------  --------
INTEREST INCOME
 Mortgage-Backed Securities                     $      1  $     51  $     75
 ESOP Loan                                            33        32        41
 Investment Securities                                 7         -        57
 Loans and Fees                                        9        25        13
                                                --------  --------  --------

   Total Interest Income                              50       108       186
                                                --------  --------  --------

INTEREST EXPENSE
 Homestead Advances                                    5         -         -
                                                --------  --------  --------

   Total Interest Expense                              5         -         -
                                                --------  --------  --------

NET INTEREST INCOME                                   45       108       186

NON-INTEREST INCOME
 Income (Loss) in Subsidiary-Algiers Homestead
  Association                                       (286)      209       332
 Loss in Subsidiary-Jefferson Community
  Lending, LLC                                         -       (29)     (179)
 Loss in Subsidiary-Algiers.Com, Inc.                (37)      (22)        -
 Miscellaneous Income                                  4         -        10
                                                --------  --------  --------

   Total Non-Interest Income (Loss)                 (319)      158       163
                                                --------  --------  --------

NON-INTEREST EXPENSES
 General and Administrative                          116       130       122
                                                --------  --------  --------

INCOME (LOSS) BEFORE FEDERAL
 INCOME TAX EXPENSE                                 (390)      136       227

FEDERAL INCOME TAX EXPENSE (BENEFIT)                 (23)      (24)       16
                                                --------  --------  --------


NET INCOME (LOSS)                               $   (367) $    160  $    211
                                                ========  ========  ========

NOTE AB
     CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (CONTINUED)

                             ALGIERS BANCORP, INC.
                           STATEMENTS OF CASH FLOWS


                                                                                 December 31,
                                                                          1999       1998      1997
                                                                        --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                                                      $   (367)  $    160   $    211
 Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided by (Used in) Operating Activities:
   Increase (Decrease) in Due to Subsidiaries                               (572)       693         31
   Gain on Sale of Real Estate Owned                                          (2)         -          -
   Increase in Income Tax Receivable                                         (77)         -          -
   (Increase) Decrease in Other Assets                                       (61)       (45)        23
   (Increase) Decrease in Due from Subsidiaries                              (41)         -          7
   Increase (Decrease) in Other Liabilities                                   (7)       (30)        20
                                                                        --------   --------   --------

    Net Cash Provided by (Used in) Operating Activities                   (1,127)       778        292
                                                                        --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
 (Increase) Decrease in Loans Receivable - Net                               121        (67)      (116)
 Purchases of Investment Securities - Available-for-Sale                       -       (140)        (2)
 Maturities of Investment Securities - Available-for-Sale                      -          -        476
 Purchases of Mortgage-Backed Securities - Available-for-Sale                  -        (64)         -
 Maturities of Mortgage-Backed Securities - Available-for-Sale                67        821        207
 Proceeds from Sales of Real Estate Owned                                     64          -          -
 Investments in Subsidiaries                                                 323       (400)    (4,303)
                                                                        --------   --------   --------

    Net Cash Provided by (Used in) Investing Activities                      575        150     (3,738)
                                                                        --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of Common Stock                                                          -          -          -
 Contribution of Additonal Paid-in Capital                                    (5)       246      3,818
 Dividends Paid                                                             (102)      (121)      (112)
 Purchases of Treasury Stock                                                (148)    (1,203)      (472)
 Repayments of ESOP Loan                                                      46         51         64
                                                                        --------   --------   --------

    Net Cash Provided by (Used in) Financing Activities                     (209)    (1,027)     3,298
                                                                        --------   --------   --------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                                                (761)       (99)      (148)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                780        879      1,027
                                                                        --------   --------   --------

CASH AND CASH EQUIVALENTS - END OF YEAR                                 $     19   $    780   $    879
                                                                        ========   ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
  Cash Paid During the Year for:
   Interest                                                             $      5   $      -   $      -
   Income Taxes                                                         $      -   $      -   $     45

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL  DISCLOSURE.

     None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
               SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by this item will be included in the Company's definitive proxy statement in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

   The information required by this item will be included in the Company's definitive proxy statement in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item will be included in the Company's definitive proxy statement in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item will be included in the Company's definitive proxy statement in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

     (a)  Exhibits.   Reference  is made to the Exhibit Index beginning  on
        page E-1 hereof.

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1999.

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

                            Date:  March 30, 2000


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                        TITLE                               DATE



/s/ Hugh E. Humphrey, Jr.   Chairman of the Board, President    March 30, 2000
--------------------------    and Chief Executive Officer
 Hugh E. Humphrey, Jr.



/s/ Thu Dang                Director                            March 30, 2000
--------------------------
       Thu Dang



/s/ John H. Gary, III       Director                            March 30, 2000
--------------------------
   John H. Gary, III



/s/ Thomas L. Arnold, Sr.   Director                            March 30, 2000
--------------------------
 Thomas L. Arnold, Sr.



/s/ Hugh E. Humphrey, III   Director                            March 30, 2000
--------------------------
Hugh E. Humphrey, III



/s/ Francis M. Minor, Jr.   Chief  Financial Officer            March 30, 2000
--------------------------
 Francis M. Minor, Jr.

                               EXHIBIT INDEX


2.1*   Plan of Conversion
3.1*   Articles of Incorporation of Algiers Bancorp, Inc.
3.2*   Bylaws of Algiers Bancorp, Inc.
4.1*   Stock Certificate of Algiers Bancorp, Inc.
10.1* Employment Agreement among Algiers Bancorp, Inc., Algiers Homestead Association and Hugh E. Humphrey, Jr., dated July 8, 1996
10.2** Employment Agreement among Algiers Bancorp, Inc.,  Algiers Homestead
       Association and Hugh E. Humphrey, III, dated July 8, 1996
10.3*  Lease for main office building
21.1   Subsidiaries  of  the  Registrant
27.1   Financial Data Schedule


(*) Incorporated herein by reference to the Company's Form SB-2 (Registration No. 333-2770) filed by the Company with the SEC on March 26, 1996, as subsequently amended.

(**) Incorporated herein by reference from the Company's Form 10-KSB for the year ended December 31, 1996.