Form 10KSB/A
period 1999-12-31
ALGIERS BANCORP INC
filed 2000-05-01
CIK 1011296

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-KSB/A
                              AMENDMENT NO. 1

   X      ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT OF 1934

                For the fiscal year ended December 31, 1999

______ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to __________

                     Commission File Number:  0-20911

                           ALGIERS BANCORP, INC.
        (Name of small business issuer as specified in its charter)

         LOUISIANA                                      72-1317594
(State  or  other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)



          #1 WESTBANK EXPRESSWAY, NEW ORLEANS, LOUISIANA 70114
          (Address of principal executive offices)     (Zip Code)

                 Issuer's telephone number: (504) 367-8221

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                   None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                  Common Stock (par value $.01 per share)

Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No ___

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

                    DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ___  No  X

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

     The following table sets forth certain information with respect to the current directors of the Company. The Articles of Incorporation of the Company require that the Board of Directors be divided into three classes, each as nearly equal in number as possible. The members of each class are elected for a term of three years or until their successors are elected and qualified. One class of directors is elected annually. There are no arrangements or understandings between the Company and any person pursuant to which such person has been elected a director, and no director or nominee for director is related to any other director, nominees for director or executive officer of the Company by blood, marriage or adoption, except that Hugh E. Humphrey, Jr. is the father of Hugh E. Humphrey, III.

                                         POSITION WITH THE COMPANY AND THE
                                        ASSOCIATION AND PRINCIPAL OCCUPATION    DIRECTOR
        NAME            AGE(1)               DURING THE PAST FIVE YEARS         SINCE(2)
---------------------   ------          ------------------------------------    --------
DIRECTORS WHOSE TERMS
EXPIRE IN 2000
---------------------

Hugh E. Humphrey, Jr.     74            Chairman   of  the  Board,  President     1963
                                        and  Chief Executive Officer of the
                                        Company since 1996, President of the
                                        Association since 1969 and Chief
                                        Executive Officer of the Association
                                        since 1984.

Thomas M. Arnold, Sr.     56            Director; Assessor, Orleans Parish,       1997
                                        Louisiana

DIRECTORS WHOSE TERMS
EXPIRE 2001
---------------------

Thu Dang                  56            Director; Self-employed  realtor with     1991
                                        Real Estate

                                        Showcase in New Orleans, Louisiana
                                        since 1978 and owner of Marco Polo
                                        Travel, Inc. in Gretna, Louisiana
                                        since 1994.

John H. Gary, III         42            Director; President of Gary               1991
                                        Enterprises, Inc., a convention
                                        promoter in New Orleans, Louisiana
                                        since 1988.

DIRECTOR WHOSE TERM
EXPIRES IN 2002
---------------------

Hugh E. Humphrey, III     48            Director; Secretary and Treasurer of      1984
                                        the Company since 1996 and of the
                                        Association since 1984; Compliance
                                        officer and loan officer of the
                                        Association since 1990.

______________________

(1)  As of December 31, 1999
(2)  Includes service as a director of the Association


EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     The following table sets forth certain information, as of April 20, 2000, with respect to the sole executive officer of the Company who is not a director. There are no arrangements or understandings between the Company and such person pursuant to which he was elected as an executive officer of the Company, and such officer is not related to any director or other executive officer of the Company by blood, marriage or adoption.


        NAME             AGE(1)          PRINCIPAL  OCCUPATIONS  DURING  THE PAST FIVE YEARS
---------------------   ------          ---------------------------------------------------
Francis M. Minor, Jr.    56             Chief Financial Officer of the Company  and  of the
                                        Association since 1997.  Field Accountant - Gibbs
                                        Construction   Co.   Sales  -  Delta  Power.  Self employed.

______________________

(1)  As of December 31, 1999.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the 1934 Act, the Company's directors, officers and any persons holding more than 10% of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission (the "Commission") by specific dates. Based on representations of its directors and officers and copies of the reports that they have filed with the Commission, the Company believes that all of these filing requirements were satisfied by the Company's directors and officers in the year ended December 31, 1999.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY OF EXECUTIVE COMPENSATION

     The  following  table  sets  forth  the  compensation  paid   by   the
Association for services rendered in all capacities during the periods indicated to the President and Chief Executive Officer of the Association.




                                                                            LONG TERM
                                            ANNUAL COMPENSATION           COMPENSATION
                                        ----------------------------    RESTRICTED STOCK    ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR    SALARY     BONUS     OTHER(1)        AWARDS       COMPENSATION(3)
---------------------------     ----    -------    -----     --------   ----------------  ---------------
Hugh E. Humphrey, Jr.,          1999    $53,760       --           --             --       $ 16,898
   Chairman of the Board,       1998     53,760       --           --        $ 9,975(2)      16,709
   President and Chief          1997     53,760       --           --             --          7,700
   Executive Officer

______________________

(1) Annual compensation does not include amounts attributable to other miscellaneous benefits received by Mr. Humphrey, Jr. The costs to the Association of providing such benefits did not exceed the lesser of $50,000 or 10% of the total salary and bonus paid to or accrued for the benefit of such executive officer.

(2) Represents the value on May 1, 1998, the date of the grant, of 700 shares of restricted stock awarded to Mr. Humphrey, Jr. under the Company's Management Retention and Recognition Plan (the "Plan"). Under the Plan, all such shares vest in equal 20% increments on the date of grant and each of the next four anniversaries of the date of grant. Prior to vesting, recipients of shares under the Plan are entitled to vote, and to receive dividends in respect of, shares awarded under the Plan.

(3) Represents the value, as of the respective year-end ($7, $11, and $14, per share, respectively), of the 2,414, 1,519, and 550 shares allocated to Mr. Humphrey, Jr.'s account under the ESOP for the years ending December 31, 1999, 1998 and 1997, respectively.



EMPLOYMENT AGREEMENTS

     The Company and the Association (collectively, the "Employers") entered into an employment agreement with Mr. Humphrey, Jr. in connection with the conversion of the Association from mutual to stock form on July 8, 1996. The Employers have agreed to employ Mr. Humphrey, Jr. for a term of three years in his current position at an initial salary of $53,760. At least 30 days prior to each annual anniversary date of the employment agreement, the Boards of Directors of the Company and the Association shall determine whether or not to extend the term of the agreement for one additional year. Any party may elect not to extend the agreement for an additional year by providing written notice at least 30 days prior to any annual anniversary date. Mr. Humphrey, Jr.'s agreement has been extended to July 7, 2001.

     The employment agreement is terminable with or without cause by the Employers. The officer shall have no right to compensation or other benefits pursuant to the employment agreement for any period after voluntary termination or termination by the Employers for cause, disability, retirement or death, provided, however, that (i) in the event that the officer terminates his employment because of failure of the Employers to comply with any material provision of the employment agreement or (ii) the employment agreement is terminated by the Employers other than for cause, disability, retirement or death or by the officer as a result of certain adverse actions that are taken with respect to the officer's employment following a Change in Control of the Company, as defined below, Mr. Humphrey, Jr. will be entitled to a cash severance payment amount equal to three times his average annual compensation over his most recent five taxable years. In addition, Mr. Humphrey, Jr. will be entitled to a continuation of benefits similar to those he is receiving at the time of such termination for the remaining term of the agreement or until he obtains full-time employment with another employer, whichever occurs first.

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

     The employment agreement provides that in the event that any of the payments to be made thereunder or otherwise upon termination of employment are deemed to constitute a "parachute payment" within the meaning of
Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), then such payments and benefits received thereunder shall be reduced, in the manner determined by the employee, by the amount, if any, that is the minimum necessary to result in no portion of the payments and benefits being non-deductible by the Employers for federal income tax purposes.

COMPENSATION OF DIRECTORS

     During the year ended December 31, 1999, each member of the Board of Directors of the Association (other than Messrs. Humphrey, Jr. and Humphrey, III) was paid $300 per Board meeting (the full amount is paid for excused absences). For committee meetings, non-employee directors receive $30 per meeting. Directors who are also officers do not receive any fees for Board or committee meetings.

     Members of the Board may also participate in the Company's Management Retention and Recognition Plan, pursuant to which restricted shares of Common Stock may be awarded to directors and key employees. Shares issued under the Plan generally vest in equal 20% increments on the date of the grant and each of the next four anniversaries of the date of grant. Prior to vesting, participants under the Plan are entitled to vote, and to receive dividends in respect of, shares awarded under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 10, 2000, certain information as to the Common Stock beneficially owned by (i) each person or entity, including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended ("1934 Act"), who or which was known to the Company to be the beneficial owner of more than 5% of the issued and outstanding Common Stock, (ii) the directors of the Company, and
(iii) all directors and executive officers of the Company and the Association as a group.


                                          AMOUNT AND NATURE OF       PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER       BENEFICIAL OWNER(1)          CLASS
------------------------------------      --------------------       ----------
Algiers Bancorp, Inc.                           51,842(2)               10.2%
Employee Stock Ownership Plan Trust
Messrs. Dang and Humphrey, III, trustees
   # 1 Westbank Expressway
   New Orleans, Louisiana 70114

First Financial Fund, Inc.                      34,600(3)                6.8%
   Gateway Center Three
   100 Mulberry Street, 9th Floor
   Newark, New Jersey  07102-4077

Tontaine Financial Partners, L.P.               51,500(4)               10.1%
Tontaine Overseas Associates, L.L.C.
   200 Park Avenue, Suite 3900
   New York, NY 10166

Hugh E. Humphrey, Jr.                           29,953(5)                5.9%

Thomas M. Arnold, Sr.                              275(6)                  *

Thu Dang                                         2,675(7)(8)               *

John H. Gary, III                               15,175(8)(9)             3.0%

Hugh E. Humphrey, III                            8,487(10)               1.6%


All directors and executive officers
of the Company and  the  Association
as  a  group  (6  persons)                      42,430(11)               8.4%



______________________

*   Represents less than 1% of the outstanding Common Stock.

(1) Based upon filings made pursuant to the 1934 Act and other information known to the Company.

(2) The Algiers Bancorp, Inc. Employee Stock Ownership Plan Trust (the "Trust") was established pursuant to the Algiers Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP") by an agreement between the Company and Messrs. Humphrey, III and Dang, who act as trustees of the plan (the "Trustees"). As of December 31, 1999, 32,211 shares of Common Stock held in the Trust were unallocated and 19,631 shares had been allocated to the accounts of participating employees or released for such allocation. Under the terms of the ESOP, the Trustees must vote the allocated shares held in the ESOP in accordance with the instructions of the participating employees. Unallocated shares held in the ESOP will be voted by the ESOP Trustees in the same proportion for and against proposals to stockholders as the ESOP participants and beneficiaries actually vote shares of Common Stock allocated to their individual accounts. Any allocated shares that either abstain on the proposal or are not voted will be disregarded in determining the percentage of stock voted for and against each proposal by the participants and beneficiaries. The amount of Common Stock beneficially owned by directors and executive officers who serve as trustees of the ESOP and by all directors and executive officers as a group does not include the shares held by the Trust, except for the shares actually allocated to the accounts of the executive officers.

(3) Wellington Management Company, LLP, whose business address is 75 State Street, Boston, Massachusetts 02109, is an investment advisor to First Financial Fund, Inc. and claims shared dispositive power with respect to the shares owned by First Financial Fund, Inc.

(4) Of the shares shown, 38,200 shares or are owned of record by Tontine Financial Partners, L.P. ("TFP"), and 13,300 shares or are beneficially owned by Tontine Overseas Associates, L.L.C. ("TOA"). TFP is a Delaware limited partnership, and Tontine Management, L.L.C. ("TM") is a Delaware limited liability company and a partner of TFP. TOA is a Delaware limited liability company that serves as investment manager to TFP Overseas Fund, Ltd. ("TFPO"), a Cayman Islands company, which directly owns the 13,300 shares attributable to TOA. Jeffrey L. Gendell is the Managing Member of both TM and TOA.

(5) Includes 9,335 shares held by Mr. Humphrey, Jr.'s spouse, which may be deemed to be beneficially owned by Mr. Humphrey, Jr. , 4,918 shares allocated to Mr. Humphrey's account in the Company's ESOP, and 280 shares as to which Mr. Humphrey, Jr. has voting power, but does not have dispositive power.

(6) Includes 70 shares as to which Mr. Arnold has voting power, but does not have dispositive power.

(7) Includes 70 shares as to which Mr. Dang has voting power, but does not have dispositive power.

(8)  All shares are owned jointly with the named person's spouse.

(9) Includes 70 shares as to which Mr. Gary has voting power, but does not have dispositive power.

(10) Includes 887 shares held by Mr. Humphrey, III's IRA, 1,000 shares for which Mr. Humphrey, III is the trustee for his minor daughter, 3,900 shares allocated to Mr. Humphrey, III's account in the Company's ESOP, and 280 shares as to which Mr. Humphrey, III has voting power, but does not have dispositive power.

(11) Includes 8,818 shares allocated to the officer's accounts in the Company's ESOP and 1,050 shares as to which the respective owners of such shares have voting power, but do not have dispositive power.



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

     Mr. Humphrey, Jr. is the father-in-law of Harold A. Buchler, Jr., a partner in the law firm of Buchler & Buchler. During 1999, Buchler & Buchler received an annual retainer of $12,000 from the Association, and approximately $18,275 in connection with real estate loan closings. Most of the closing fees were paid by the borrowers rather than the Association.

     Management believes that the above transactions were on terms at least as favorable to the Association as could be obtained from unaffiliated third parties.

INDEBTEDNESS OF MANAGEMENT

     The Association, in the ordinary course of business, makes available to its directors, officers and employees mortgage loans on their primary residences and other types of loans. Such loans are made on the same terms as comparable loans to other borrowers. It is the belief of management that these loans neither involve more than the normal risk of collectibility nor present other unfavorable features. At December 31, 1999, the Association's outstanding loans to directors and executive officers of the Association, or members of their immediate families, totaled approximately $114,940.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ALGIERS BANCORP, INC.


                            By:  /S/ FRANCIS M. MINOR, JR.
                                    Francis M. Minor, Jr.
                                   Chief Financial Officer


                            Date:  April 28, 2000