Form 10QSB
period 2000-03-31
ALGIERS BANCORP INC
filed 2000-05-15
CIK 1011296

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB

 _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

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


Number of shares of Common Stock outstanding on April 30, 2000: 506,348


Transitional Small Business Disclosure Format (check one): Yes ___  No _X_

                           ALGIERS BANCORP, INC.
                    QUARTERLY REPORT ON FORM 10-QSB FOR
                     THE QUARTER ENDED MARCH 31, 2000


                                                                         PAGE
PART I - FINANCIAL INFORMATION

   Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

     Item 1. Financial Statements

        Consolidated Statements Of Financial Condition (Unaudited) at
        March 31, 2000 and December 31, 1999 ...........................  1

        Consolidated Statements Of Operations (Unaudited) For the Three
        Months Ended March 31, 2000 and 1999 ...........................  3

        Consolidated Statements Of Cash Flows (Unaudited) For the
        Three Months Ended March 31, 2000 and 1999 .....................  5

        Notes to Consolidated Financial Statements .....................  7

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations  ..............................  8

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K ......................... 12

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION




                                     ASSETS

                                                          March 31,    December 31,
                                                             2000         1999
                                                         -----------   ------------
                                                         (Unaudited)
                                                              (In Thousands)
Cash and Cash Equivalents                                $       388   $      1,374

Interest-Bearing Deposits in Other Banks                         814          1,465

Investments Available-for-Sale - at Fair Value (Note 2)        5,505          5,510

Loans Receivable - Net                                        10,007          9,788

Mortgage Loans Held for Resale                                   126            130

Mortgage-Backed Securities - Available- for-Sale -
      at Fair Value  (Note 2)                                 26,172         26,054

Stock in Federal Home Loan Bank                                  549            541

Accrued Interest Receivable                                      284            324

Real Estate Owned - Net                                          251            251

Office Properties and Equipment, at Cost - Furniture,
           Fixtures and Equipment, Less Accumulated
           Depreciation of $482 and $428, respectively           740            795

Prepaid Expenses                                                  45             46

Deferred Taxes                                                   327            374

Income Tax Receivable                                            193            105

Other Assets                                                      11              7
                                                         -----------   ------------
                               Total Assets              $    45,412   $     46,764
                                                         ===========   ============




The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                          March 31,    December 31,
                                                            2000          1999
                                                         -----------   ------------
             LIABILITIES                                 (Unaudited)
                                                              (In Thousands)
Deposits :
   Interest Bearing                                      $    37,377   $     37,844
   Non-Interest Bearing                                          298            524

FHLB Advances                                                    500          1,000
Advance Payments from Borrowers for
   Insurance and Taxes                                           102             84

Accrued Interest Payable on Depositors' Accounts                  22             16

Dividends Payable                                                 25             25

Other Liabilities                                                151            104
                                                         -----------   ------------

                                                              38,475         39,597
Minority Interest in Subsidiary                                   16             48
                                                         -----------   ------------

         Total Liabilities                                    38,491         39,645
                                                         -----------   ------------


             STOCKHOLDERS' EQUITY

Preferred Stock - Par Value $.01; 5,000,000 Shares
   Authorized; 0 Shares Issued and Outstanding                  -              -

Common Stock - Par Value $.01
   10,000,000 Shares Authorized, 648,025 Issued Shares             6              6

Treasury Stock - 141,677 Shares, at Cost                      (1,823)        (1,823)

Paid-in Capital in Excess of Par                               6,132          6,132

Retained Earnings                                              3,751          3,882

Accumulated Other Comprehensive Income (Loss)                   (787)          (720)
                                                         -----------   ------------
                                                               7,279          7,477
                                                         -----------   ------------

         Less: Unearned ESOP Shares                             (322)          (322)
                 Unearned MRP Shares                             (36)           (36)
                                                         -----------   ------------
                                                                (358)          (358)
                                                         -----------   ------------
         Total Stockholders' Equity                            6,921          7,119
                                                         -----------   ------------

         Total Liabilities and Stockholders' Equity      $    45,412   $     46,764
                                                         ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC.  AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                       Three Months Ended
                                     March 31,    March 31,
                                        2000        1999
                                    ------------------------
                                    (Unaudited)  (Unaudited)
                                        (In Thousands)
INTEREST INCOME
  Loans                             $      200   $      230
  Mortgage-Backed Securities               394          411

  Investment Securities                     84          162

  Other Interest-Earning Assets             18           54
                                    ----------   ----------
      Total Interest Income                696          857
                                    ----------   ----------

INTEREST EXPENSE

  Deposits                                 466          465

  FHLB Advances                             10         -
                                    ----------   ----------
      Total Interest Expense               476          465
                                    ----------   ----------
NET INTEREST INCOME BEFORE
  PROVISION FOR LOAN LOSSES                220          392

PROVISION FOR LOAN LOSSES                 -            -
                                    ----------   ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                220          392
                                    ----------   ----------
NON-INTEREST INCOME

  Service Charges and Fees                  66           17

  Recovery of GIC Bonds Previously
    Written Off                              4         -

  Miscellaneous Income                       6            5
                                    ----------   ----------

      Total Non-Interest Income             76           22
                                    ----------   ----------


The accompanying notes are an integral part of these consolidated financial statements.

                      ALGIERS BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)


                                              Three Months Ended
                                             March 31,    March 31,
                                               2000         1999
                                            -----------  -----------
                                            (Unaudited)  (Unaudited)
                                                (In Thousands)
NON-INTEREST EXPENSES
   Compensation and Benefits                $      208   $     148

   Occupancy and Equipment                         112          83

   Computer                                         15           9

   Deposit Insurance Premium                         2          14

   Professional Services                            40          55

   Bank Service Charges                              7           2

   Real Estate Owned Expenses                        5           1

   (Recovery of) Provision for Losses on

     Real Estate Owned                            -           -

   Other                                            52          59
                                            ----------   ---------
     Total Non-Interest Expense                    441         371
                                            ----------   ---------

INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST                           (145)         43

FEDERAL INCOME TAX EXPENSE (BENEFIT)                (7)         15
                                            ----------   ---------

INCOME BEFORE MINORITY INTEREST                   (138)         28

MINORITY INTEREST IN SUBSIDIARY                     32          11
                                            ----------   ---------

NET INCOME                                        (106)         39

OTHER COMPREHENSIVE INCOME-
  NET OF INCOME TAX

  Unrealized Gains (Losses) on Securities          (67)          3
                                            ==========   =========
COMPREHENSIVE INCOME                              (173)         42
                                            ==========   =========
EARNINGS PER SHARE
  Basic                                          (0.22)       0.08
                                            ==========   =========
  Fully Diluted                                  (0.22)       0.08
                                            ==========   =========


The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC.  AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three Months Ended
                                                                           March 31,     March 31,
                                                                              2000         1999
                                                                          -----------   -----------
                                                                          (Unaudited)   (Unaudited)
                                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                                                       $      (106)  $        39

  Adjustments to Reconcile Net Income (Loss) to Net

    Cash Provided by (Used in) Operating Activities:

       Depreciation and Amortization                                               55            27

       Premium Amortization Net of Discount Accretion                               9            17

       Stock Dividend - FHLB                                                       (8)          -

       ESOP and MRP Expense                                                         7            20

       Increase in Accrued Interest Payable                                         6            38

       Increase (Decrease) in Other Liabilities                                    40           (38)

       (Increase) Decrease in Accrued Interest Receivable                          40          (129)

       Originations of Loans Held for Sale                                       -             (312)

       Proceeds from Sales of Loans Held for Sale                                   4          -

       (Increase) Decrease in Other Assets                                         (4)           28

       Increase (Decrease) in Deferred Loan Fees                                    4            (1)

       (Increase) Decrease in Prepaid Expenses                                      1             1

       Decrease in Minority Interest                                              (32)         -

       Increase in Prepaid Income Taxes                                           (88)          (73)

       (Increase) Decrease in Deferred Income Taxes                                81          -
                                                                          -----------   -----------

          Net Cash Provided by (Used in) Operating Activities                       9          (383)
                                                                          -----------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of Investment Securities - Available-for-Sale                         -             -

  Maturities of Investment Securities - Available-for-Sale                          8           500

  Purchases of Mortgage-Backed Securities - Available-for-Sale                 (1,309)       (2,055)

  Maturities of Mortgage-Backed Securities - Available-for-Sale                 1,078         2,110

  Proceeds from Sale of Mortgage Backed Securities - Available-for-Sale          -             -

  Principal Collected on Loans                                                    115           614

  Loans Made to Customers                                                        (338)         (447)

  Purchase of Furniture and Fixtures                                              -            (283)

  Proceeds from Sales of Foreclosed Real Estate                                   -            -

  (Increase) in Investment in Subsidiary                                          -              43
                                                                          -----------   -----------
          Net Cash Provided by (Used in)Investing Activities                     (446)          482
                                                                          -----------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC.  AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                             Three Months Ended
                                                                           March 31,     March 31,
                                                                              2000         1999
                                                                          -----------   -----------
                                                                          (Unaudited)   (Unaudited)
                                                                               (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES

  Net Increase (Decrease) in Deposits                                     $      (693)  $       380

  Net Increase (Decrease) in Advances from

    Borrowers for Taxes and Insurance                                              18           (51)

  Repayment of Federal Home Loan Advance                                         (500)          -

  Purchase of Treasury Stock                                                     -             (148)

  Dividends Paid on Common Stock                                                  (25)          (20)
                                                                          -----------   -----------
         Net Cash Provided by (Used in) Financing Activities                   (1,200)          161
                                                                          -----------   -----------


NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                           (1,637)          260

CASH AND CASH EQUIVALENTS - BEGINING OF YEAR                                    2,839         4,881
                                                                          -----------   -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $     1,202   $     5,141
                                                                          ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash Paid During the Year for:

    Interest                                                              $       470   $       427

    Income Taxes                                                          $      -               88

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

   Dividends Declared                                                     $        25   $        26



The accompanying notes are an integral part of these consolidated financial statements.

                           Algiers Bancorp, Inc.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

                              March 31, 2000

Note 1 - Basis of Presentation -

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

       During 1998, the Company formed Algiers Com, Inc., a subsidiary that
owns a 51% interest in Planet  Mortgage,  LLC.   Planet  Mortgage,  LLC  is
engaged in the solicitation of mortgage loans through its Internet site.

       The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Algiers Homestead Association and Algiers Com, Inc. In consolidation, significant inter-company accounts, transactions, and profits have been eliminated.

Note 2 - Available for Sale Securities -

       Investments and mortgage-backed securities available-for-sale at March 31, 2000 and December 31, 1999, respectively, are summarized as follows (in thousands):


                                       March 31, 2000                                  December 31, 1999
                     ------------------------------------------------   ---------------------------------------------
                                    Gross         Gross                               Gross         Gross
                     Amortized    Unrealized    Unrealized    Fair       Amortized  Unrealized   Unrealized   Fair
                       Cost         Gains         Losses      Value        Cost       Gains        Losses     Value
                       ----         -----         ------      -----        ----       -----        ------     -----
Investments          $  5,790     $    -        $    285     $  5,505   $   5,826   $    -       $     316   $  5,510
                     ========     =========     ========     ========   =========   =========    =========   ========

GNMA Certificates    $  7,080     $       4     $    161     $  7,245   $   6,877   $    -       $     146   $  6,731
FNMA Certificates      15,039             1          543       15,583      14,756        -             472     14,284
FHLMC Certificates      4,915             2          179        5,096       5,198        -             159      5,039
                     --------     ---------     --------     --------   ---------   ---------    ---------   --------
                     $ 27,034     $       7     $    883     $ 27,924   $  26,831   $    -       $     777   $ 26,054
                     ========     =========     ========     ========   =========   =========    =========   ========

Note 3 - Employee Stock Ownership Plan -

       The Company sponsors  a  leveraged  employee  stock  ownership  plan
(ESOP) that covers all employees who have at least one year of service and have attained the age of 21. The ESOP shares are pledged as collateral for the ESOP debt. The debt is being repaid based on a ten-year amortization and the shares are being released for allocation to active employees annually over the ten-year period. The shares pledged as collateral are deducted from stockholders' equity as unearned ESOP shares in the accompanying Consolidated Statements of Financial Condition.

       As  shares  are  released  from  collateral,   the  Company  reports
compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $16,850 for the three months ended March 31, 2000 based on the annual release of shares.

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

Note 5 - Regulatory Matters.

     As previously reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, on March 1, 2000 the Office of Thrift Supervision (OTS) and the Office of Financial Institutions (OFI) issued a preliminary supervisory agreement (the "Agreement") as a result of their examination of the Association as of November 29, 1999. On April 17, 2000 the Company signed the Agreement which, among other things, calls for the following actions to be taken within specified time periods:

     (a) the Association shall appoint a new Chief Executive Officer, two new directors and a compliance officer;

     (b) the Association must formulate a revised three-year business plan;

     (c) the Association must adopt written policy and procedures for non-real estate commercial and consumer lending; and

     (d) the Association must obtain written approval from the regional director for any contractual arrangements with employees or third parties outside of the normal course of business and for any capital distributions.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

       The following discussion compares the consolidated financial condition of Algiers Bancorp, Inc. and Subsidiaries at March 31, 2000 to December 31, 1999 and the results of operations for the three months ended March 31, 2000 with the same period in 1999. Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

CHANGES IN FINANCIAL CONDITION

       Total assets decreased $1,352,000 or 2.89% from $46.8 million at December 31, 1999 to $45.4 million at March 31, 2000. The decrease in assets is primarily due to a decrease in cash and cash equivalents, interest-bearing deposits in other banks, deposits and FHLB advances, offset by an increase in loans.

       Interest-earning deposits in other banks and investments was $6.3 million at March 31, 2000 and $7.0 million at December 31, 1999. This decrease was due to a decrease in balances held by FHLB.

       The mortgage-backed securities portfolio increased $118,000 or .5% from $26.1 million at December 31, 1999 to $26.2 million at March 31, 2000, as new mortgage-backed securities purchased increased and the amount of mortgage-backed securities maturing increased slightly. Mortgage-backed securities amounted to $26.2 million or 57.6% of total assets at March 31, 2000, compared to $26.1 million or 55.7% of total assets at December 31, 1999.

       The Association's loan portfolio increased $219,000 or 2.2% over the past three months from $9.8 million at December 31, 1999 to $10.0 million at March 31, 2000.

       Total deposits decreased $693,000 or 1.81% to $37.7 million at March
31, 2000  from  $38.4  million  at  December  31,  1999.   The decrease was
primarily in certificate of deposit accounts.

       Total stockholders' equity declined by $198,000 during the past three months. This decrease was due to a net loss of $106,000, a decrease in accumulated other comprehensive income of $67,000, and a $25,000 dividend declared on common stock. Stockholders' equity at March 31, 2000 totaled $6.9 million or 15.2% of total assets compared to $7.1 million or 15.2% of total assets at December 31, 1999.

RESULTS OF OPERATIONS

       The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage -backed securities, loans and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profit-ability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. For the three months ended March 31, 2000, net interest income before provision for loan losses was less than total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, federal insurance premiums, and miscellaneous other expenses.

       The Company's net income for the three months ended March 31, 2000 decreased $145,000 or 371.8% compared to the three months ended March 31, 1999. The decrease was due to a decrease of $145,000 or 18.8% in interest income, an increase of $11,000 or 2.4% in interest expense, and an increase of $70,000 or 18.9% in non-interest expense, partially offset by a $54,000 or 245.5% increase in non-interest income.

       Total interest income decreased by $145,000 or 18.8% during the three months ended March 31, 2000 compared to the three months ending March 31, 1999, due to a decrease in the average yield on interest earning assets from 7.71% in the first three months of 1999 to 6.43% in the first three months of 2000 and a decrease of $1,116,000 or 2.5% in average interest-earning assets. The decrease in the average balance was primarily due to principal pay-downs on mortgage backed securities exceeding repurchases and decreases in interest bearing deposits in other banks, partially offset by increases in loans. Total interest expense increased by $11,000 or 2.4% in the three months ending March 31, 2000 compared to the three months ending March 31, 1999, primarily due to an increase in the average rate on interest-bearing liabilities to 4.91% from 4.69% over the same period in 1999. The higher average rate was partially offset by a decrease in average deposits of $914,000 or 2.3% in the first three months of 2000 over the comparable 1999 period.

       The decreased net interest income of $172,000 was due to a decrease in the average interest rate spread to 1.51% in the first three months of 2000 from 3.02% in the first three months of 1999 and a decrease of $202,000 or 4.2% in net average interest-earning assets in the three months ended March 31, 2000 over the comparable 1999 period. The average yield on interest-earning assets decreased to 6.43% during the three months ended March 31, 2000 compared to 7.71% during the three months ended March 31, 1999. The decreased yield on assets was primarily due to a decrease in the average rate earned on investments. The average rate on deposits increased from 4.69% during the first three months of 1999 to 4.90% during the first three months of 2000.

       During the quarter ended March 31, 2000 compared to the same period of 1999, non-interest income increased $54,000 due to an increase of $49,000 in service charges and fees.

       The Association had no provision or credit for loan losses in the three months ended March 31, 2000 and 1999. Total non-performing loans at March 31, 2000 and December 31, 1999 was $177,000 and the allowance for loan losses at March 31, 2000 and December 31, 1999 was $230,000.

       The $70,000 increase in total non-interest expense in the three months ended March 31, 2000 was due to a $60,000 increase in compensation and benefits, a $29,000 increase in occupancy and equipment expense, offset by a $15,000 decrease in professional services.

       The $22,000 or 146.7% decrease in income tax expense was primarily due to a decrease of $188,000 in pre-tax income for the three months ended March 31, 2000 from the comparable 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

       The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 2000, the Association's liquidity was 3.21% or $293,000 less than the minimum OTS requirement of 4%.

       The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0%, and 8.0%, respectively. At March 31, 2000, the Association's tangible and core capital both amounted to $7.1 million or 15.37% of adjusted total assets of $45.2 million, and the Association's risk-based capital amounted to $7.3 million or 63.29% of adjusted risk-weighted assets of $11.5 million.

       As of March 31, 2000, the Association's unaudited regulatory capital requirements are as indicated in the following table:

                                       TANGIBLE     CORE     RISK-BASED
                                        CAPITAL    CAPITAL     CAPITAL
                                       ---------  ---------  ----------
                                              (DOLLARS IN THOUSANDS)
GAAP Capital                               6,360      6,360       6,360
Additional Capital Items:
   General Valuation Allowance              -          -            151
   Unrealized Loss on Securities
      Available for Sale                     766        766         766
                                       ---------  ---------  ----------
Regulatory Capital                         7,126      7,126       7,277

Minimum Capital Requirement                  695      1,390         920
                                       ---------  ---------  ----------
Regulatory Capital Excess                  6,431      5,736       6,357
Regulatory Capital as a Percentage         15.37%     15.37%      63.29%
Minimum Capital Required as
   a Percentage                             1.50%      3.00%       8.00%


       Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at March 31, 2000. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings.

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

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  The following exhibit is filed herewith:

          EXHIBIT NO.   DESCRIPTION
          -----------   -----------
          2.1*          Plan of Conversion
          3.1*          Articles of Incorporation of Algiers Bancorp, Inc.
          3.2*          Bylaws of Algiers Bancorp, Inc.
          4.1*          STock Certificate of Algiers Banccorp, Inc.
          27.1          Financial Data Schedule

          -----------

          * Incorporated herein by reference to the Company's Form SB-2 (Registration No. 333-2770) filed by the Company with the SEC on March 26, 1996, as subsequently amended.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.

                                SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALGIERS BANCORP, INC.



Date:  May 15, 2000                By:   /S/ Janice Ray
                                      --------------------------------
                                             Janice Ray
                                             Chairman of the Board



Date:  May 15, 2000                By:    /S/ Francis M. Minor, Jr.
                                      --------------------------------
                                             Francis M. Minor, Jr.
                                             Acting President and
                                             Chief Executive Officer
                                             (Principal financial and
                                             accounting officer)