Form 10QSB
period 2000-06-30
ALGIERS BANCORP INC
filed 2000-08-14
CIK 1011296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-20911


                              ALGIERS BANCORP, INC.
           (Name of small business issuer as specified in its charter)


          Louisiana                                     72 - 1317594
--------------------------------                    --------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


#1 Westbank Expressway, New Orleans, Louisiana            70114
(Address of principal executive offices)                (Zip Code)



                    Issuer's telephone number: (504) 367-8221




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of Common Stock outstanding on July 31, 2000: 506,348


Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                              ALGIERS BANCORP, INC.
                       QUARTERLY REPORT ON FORM 10-QSB FOR
                         THE QUARTER ENDED JUNE 30, 2000

                                                                                                      PAGE
PART I - FINANCIAL INFORMATION
     Interim Financial Information required by Rule 10-01 of Regulation S-X and
     Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

         Item 1.  Financial Statements

              Consolidated Statements Of Financial Condition at June 30, 2000
              (Unaudited) and December 31, 1999..................................................        1-2

              Consolidated Statements Of Operations (Unaudited) For the Three
              and Six Months Ended June 30, 2000 and 1999........................................        3-4

              Consolidated Statements Of Cash Flows (Unaudited) For the
              Six Months Ended June 30, 2000 and 1999............................................        5-6

              Notes to Consolidated Financial Statements.........................................        7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................        8

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders............................       12
         Item 6.  Exhibits and Reports on Form 8-K...............................................       12


                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                               June 30,          December 31,
                                                                                 2000                1999
                                                                             ---------            --------
                                                                             (Unaudited)
                                                                                     (In Thousands)
Cash and Cash Equivalents                                                    $     608          $   1,374
Interest-Bearing Deposits in Other Banks                                         1,011              1,465
Investments Available-for-Sale - at Fair Value (Note 2)                          5,467              5,510
Loans Receivable - Net                                                          10,110              9,788
Mortgage Loans Held for Resale                                                       -                130
Mortgage-Backed Securities - Available-for-Sale -
     at Fair Value  (Note 2)                                                    25,435             26,054
Stock in Federal Home Loan Bank                                                    566                541
Accrued Interest Receivable                                                        323                324
Real Estate Owned - Net                                                            251                251
Office Properties and Equipment, at Cost, Net of
     Accumulated Depreciation of $530 and
     $428,  Respectively                                                           702                795
Prepaid Expenses                                                                    85                 46
Deferred Taxes                                                                     401                374
Income Tax Receivable                                                              193                105
Other Assets                                                                         9                  7
                                                                             ---------          ---------

                                                                             $  45,161          $  46,764
                                                                             =========          =========



The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               June 30,            December 31,
                                                                                 2000                 1999
                                                                             ----------            ------------
                                                                             (Unaudited)
                                                                                       (In Thousands)
        LIABILITIES
Deposits:
   Interest Bearing                                                          $   37,157            $     37,844
   Non-Interest Bearing                                                             406                     524
FHLB Advances                                                                       500                   1,000
Advance Payments from Borrowers for
   Insurance and Taxes                                                               89                      84
Accrued Interest Payable on Depositors' Accounts                                     13                      16
Dividends Payable                                                                    25                      25
Other Liabilities                                                                   191                     104
                                                                             ----------            ------------

                                                                                 38,381                  39,597
Minority Interest in Subsidiary                                                     (20)                     48
                                                                             ----------            ------------
        Total Liabilities                                                        38,361                  39,645
                                                                             ----------            ------------
        STOCKHOLDERS' EQUITY

Preferred Stock - Par Value $.01; 5,000,000 Shares
   Authorized; 0 Shares Issued and Outstanding                                        -                       -
Common Stock - Par Value $.01
   10,000,000 Shares Authorized, 648,025  Issued Shares                               6                       6
Treasury Stock - 141,677 Shares, at Cost                                         (1,823)                 (1,823)
Paid-in Capital in Excess of Par                                                  6,132                   6,132
Retained Earnings                                                                 3,620                   3,882
Accumulated Other Comprehensive Income (Loss)                                      (777)                   (720)
                                                                             ----------            ------------
                                                                                 7,158                    7,477
                                                                             ----------            ------------

        Less: Unearned ESOP Shares                                                 (322)                   (322)
                     Unearned MRP Shares                                            (36)                    (36)
                                                                             ----------            ------------
                                                                                   (358)                   (358)
                                                                             ----------            ------------

        Total Stockholders' Equity                                                6,800                   7,119
                                                                             ----------            ------------

        Total Liabilities and Stockholders' Equity                           $   45,161            $     46,764
                                                                             ==========            ============



The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended                       Six Months Ended
                                                      June 30,           June 30,             June 30,          June 30,
                                                        2000               1999                 2000              1999
                                                      -----------------------------            ---------------------------
                                                    (Unaudited)        (Unaudited)           (Unaudited)      (Unaudited)
                                                             (In Thousands)                         (In Thousands)
INTEREST INCOME
   Loans                                              $      230       $      197            $      430       $      427
   Mortgage-Backed Securities                                396              426                   790              837
   Investment Securities                                      95              175                   179              337
   Other Interest-Earning Assets                              25               42                    43               96
                                                      ----------       ----------            ----------       ----------
         Total Interest Income                               746              840                 1,442            1,697
                                                      ----------       ----------            ----------       ----------

INTEREST EXPENSE
   Deposits                                                  458              468                   924              933
   FHLB Advances                                               7                -                    17                -
                                                      ----------       ----------            ----------       ----------
         Total Interest Expense                              465              468                   941              933
                                                      ----------       ----------            ----------       ----------

NET INTEREST INCOME BEFORE
   PROVISION  FOR  LOAN LOSSES                               281              372                   501              764

PROVISION FOR LOAN LOSSES                                      -                -                     -                -
                                                      ----------       ----------            ----------       ----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                 281              372                   501              764
                                                      ----------       ----------            ----------       ----------

NON-INTEREST INCOME
   Service Charges and Fees                                   53               84                   119              101
   Recovery of GIC Bonds Previously
      Written Off                                              -                -                     4                -
   Miscellaneous Income                                       13                3                    19                8
                                                      ----------       ----------            ----------       ----------
         Total Non-Interest Income                            66               87                   142              109
                                                      ----------       ----------            ----------       ----------

The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended                       Six Months Ended
                                                      June 30,           June 30,             June 30,          June 30,
                                                        2000               1999                 2000              1999
                                                      -----------------------------            ---------------------------
                                                    (Unaudited)        (Unaudited)           (Unaudited)      (Unaudited)
                                                             (In Thousands)                         (In Thousands)

NON-INTEREST EXPENSES
   Compensation and Benefits                         $       229       $      163            $       437      $      311
   Occupancy and Equipment                                   100               62                    212             145
   Computer                                                   19               10                     34              19
   Exams and Assessments                                      17                6                     24              20
   Professional Services                                     102               71                    142             126
   Bank Service Charges                                        9                2                     16               4
   Real Estate Owned Expenses                                 10                1                     15               2
   Other                                                      80              110                    127             169
                                                     -----------       ----------            -----------      ----------
      Total Non-Interest Expense                             566              425                  1,007             796
                                                     -----------       ----------            -----------      ----------

INCOME  BEFORE INCOME TAXES
   AND MINORITY INTEREST                                    (219)              34                   (364)             77

FEDERAL INCOME TAX
   EXPENSE (BENEFIT)                                         (78)               -                    (85)             15
                                                     -----------       ----------            -----------      ----------

INCOME BEFORE MINORITY INTEREST                             (141)              34                   (279)             62

MINORITY INTEREST IN SUBSIDIARY                               36               10                     68              21
                                                     -----------       ----------            -----------      ----------

NET INCOME (LOSS)                                           (105)              44                   (211)             83

OTHER COMPREHENSIVE INCOME
   (LOSS) - NET OF INCOME TAX

   Unrealized Gains (Losses) on Securities                    10               (1)                   (57)              2
                                                     -----------       ----------            -----------      ----------

COMPREHENSIVE INCOME (LOSS)                          $       (95)      $       43            $      (268)     $       85
                                                     ===========       ==========            ===========      ==========

EARNINGS (LOSS) PER SHARE
   Basic                                             $     (0.22)      $     0.09            $     (0.45)     $     0.18
   Fully Diluted                                     $     (0.22)      $     0.09            $     (0.45)     $     0.18


The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Six Months Ended
                                                                                         June 30,               June 30,
                                                                                           2000                   1999
                                                                                        ----------             ----------
                                                                                        (Unaudited)            (Unaudited)
                                                                                                  (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                                                    $     (211)            $       83
   Adjustments to Reconcile Net Income (Loss) to Net
      Cash Used in Operating Activities:
        Depreciation and Amortization                                                          103                     55
        Premium Amortization Net of Discount Accretion                                          17                      7
        Stock Dividend - FHLB                                                                  (25)                     -
        ESOP and  MRP Expense                                                                   21                     46
        Increase (Decrease) in Accrued Interest Payable                                         (3)                     3
        Increase (Decrease) in Other Liabilities                                                60                    (70)
        (Increase) Decrease in Accrued Interest Receivable                                       1                   (237)
        (Increase) Decrease  in Other Assets                                                    (2)                     1
        Increase (Decrease)  in Deferred Loan Fees                                              16                     (1)
        (Increase) Decrease in Prepaid Expenses                                                (39)                     7
        Originations of Loans Held for Sale                                                    (71)                  (112)
        Proceeds from Sales of Loans Held for Sale                                             201                      -
        Increase in Prepaid Income Taxes                                                       (88)                   (73)
        Decrease in Minority Interest in Subsidiary                                            (68)                   (21)
        Decrease in Deferred Income Taxes                                                        2                      -
                                                                                        ----------             ----------
           Net Cash Used In Operating Activities                                               (86)                  (312)
                                                                                        ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Investment Securities - Available-for-Sale                                        -                      -
   Maturities of Investment Securities - Available-for-Sale                                     16                    500
   Purchases of Mortgage- Backed Securities - Available-for-Sale                            (1,802)                (5,485)
   Maturities of Mortgage-Backed Securities - Available-for-Sale                             2,346                  3,469
   Principal Collected on Loans                                                                800                  1,186
   Loans Made to Customers                                                                  (1,134)                  (806)
   Purchase of Furniture and Fixtures                                                          (10)                  (281)
   Proceeds from Sales of Foreclosed Real Estate                                                 -                      -
                                                                                        ----------             ----------
           Net Cash Provided by (Used In) Investing Activities                                 216                 (1,417)
                                                                                        ----------             ----------


The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Six Months Ended
                                                                                     June 30,             June 30,
                                                                                       2000                 1999
                                                                                   ------------         ------------
                                                                                    (Unaudited)          (Unaudited)
                                                                                             (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase (Decrease) in Deposits                                             $       (805)       $         299
   Net Increase (Decrease) in Advances from
      Borrowers for Taxes and Insurance                                                       5                  (62)
   Repayment of Federal Home Loan Advance                                                  (500)                   -
   Purchase of Treasury Stock                                                                 -                 (148)
   Dividends Paid on Common Stock                                                           (50)                 (52)
                                                                                   ------------         ------------
           Net Cash Provided by (Used In) Financing Activities                           (1,350)                  37
                                                                                   ------------         ------------

NET DECREASE IN CASH AND
         CASH EQUIVALENTS                                                                (1,220)              (1,692)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                             2,839                4,881
                                                                                   ------------         ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $      1,619         $      3,189
                                                                                   ============         ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash Paid During
   the Year for:
      Interest                                                                     $        944         $        930
      Income Taxes                                                                 $          -         $         88

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
      Dividends Declared                                                           $         25         $         26



The accompanying notes are an integral part of these consolidated financial statements.

                              Algiers Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2000

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

Note 2 - Available for Sale Securities -

            Investments and mortgage-backed securities available-for-sale at June 30, 2000 and December 31, 1999, respectively, are summarized as follows (in thousands):

                                                       June 30, 2000                             December 31, 1999
                                                       -------------                             -----------------
                                                    Gross       Gross                                Gross       Gross
                                     Amortized   Unrealized   Unrealized      Fair      Amortized  Unrealized  Unrealized     Fair
                                        Cost        Gains       Losses        Value        Cost      Gains       Losses       Value
                                      -------      -------      -------      -------      -------   -------     -------      -------

Investments                           $ 5,819      $    --      $   352      $ 5,467      $ 5,826      $--      $   316      $ 5,510
                                      =======      =======      =======      =======      =======      ===      =======      =======

GNMA Certificates                     $ 6,416      $     3      $   164      $ 6,255      $ 6,877      $--      $   146      $ 6,731
FNMA Certificates                      15,222           26          535       14,713       14,756       --          472       14,284
FHLMC Certificates                      4,624            2          159        4,467        5,198       --          159        5,039
                                      -------      -------      -------      -------      -------      ---      -------      -------
                                      $26,262      $    31      $   858      $25,435      $26,831      $--      $   777      $26,054
                                      =======      =======      =======      =======      =======      ===      =======      =======

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

            As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $27,650 and $33,700 for the six months ended June 30, 2000 and 1999, based on the annual release of shares.

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

Note 5 - Regulatory Matters -

            As previously reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, on March 1, 2000 the Office of Thrift Supervision (OTS) and the Office of Financial Institutions (OFI) issued a preliminary supervisory agreement (the "Agreement") as a result of their examination of the Association as of November 29, 1999. On April 17, 2000 the Company signed the Agreement, which, among other things, calls for the following actions to be taken within specified time periods:

     (a) the Association shall appoint a new Chief Executive Officer, two new directors and a compliance officer;
     (b)  the Association must formulate a revised three year business plan;
     (c) the Association must adopt written policy and procedures for non-real estate commercial and consumer lending; and
     (d) the Association must obtain written approval from the regional director for any contractual arrangements with employees or third parties outside of the normal course of business and for any capital distributions.

            Management believes it has taken affirmative action toward complying with the provisions of the Agreement.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

            The following discussion compares the consolidated financial condition of Algiers Bancorp, Inc. and Subsidiaries at June 30, 2000 to December 31, 1999 and the results of operations for the three and six months ended June 30, 2000 with the same periods in 1999. Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

CHANGES IN FINANCIAL CONDITION

            Total assets decreased $1,603,000 or 3.43% from $46.8 million at December 31, 1999 to $45.2 million at June 30, 2000. The decrease in assets is primarily due to a decrease in cash and cash equivalents, interest-bearing deposits in other banks, mortgage backed securities, deposits and FHLB advances, partially offset by an increase in loans.

            Interest-earning deposits in other banks and investments were $6.5 million at June 30, 2000 and $7.0 million at December 31, 1999. This decrease was due to a decrease in balances held by FHLB.

            The mortgage-backed securities portfolio decreased $619,000 or 2.38% from $26.1 million at December 31, 1999 to $25.4 million at June 30, 2000, as $1.8 million of new mortgage-backed securities were purchased and the amount of mortgage-backed securities maturing totaled $2.5 million. Mortgage-backed securities amounted to $25.4 million or 56.3% of total assets at June 30, 2000, compared to $26.1 million or 55.7% of total assets at December 31, 1999.

            The Association's loan portfolio increased $322,000 or 3.3% over the past six months from $9.8 million at December 31, 1999 to $10.1 million at June 30, 2000.

            Total deposits decreased $805,000 or 2.1% to $37.6 million at June 30, 2000 from $38.4 million at December 31, 1999. The decrease was primarily in certificate of deposit accounts.

            Total stockholders' equity declined by $319,000 during the past six months. This decrease was due to a net loss of $211,000, a decrease in accumulated other comprehensive income of $57,000, and $50,000 in dividends declared on common stock. Stockholders' equity at June 30, 2000 totaled $6.8 million or 15.1% of total assets compared to $7.1 million or 15.2% of total assets at December 31, 1999.

RESULTS OF OPERATIONS

            The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage-backed securities, loans and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. For the six months ended June 30, 2000, net interest income before provision for loan losses was less than total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, federal insurance premiums, and miscellaneous other expenses.

            The Company's net income for the three months ended June 30, 2000 decreased $149,000 or 338.6% compared to the three months ended June 30, 1999. The decrease was due to a decrease of $94,000 or 11.2% in interest income, a decrease of $21,000 or 24.1% in non-interest income, and an increase of $141,000 or 33.2% in non-interest expense, partially offset by a $78,000 or 100.0% increase in income tax benefit.

            The Company's net income for the six months ended June 30, 2000 decreased $294,000 or 354.22% compared to the six months ended June 30, 1999. The decrease was due to a decrease of $255,000 or 15.0% in interest income, an increase of $211,000 or 26.5% in non-interest expense, partially offset by an increase of $33,000 or 30.3% in non-interest income and an increase of $100,000 or 666.7% in income tax benefit.

            Total interest income decreased by $94,000 or 11.2% during the three months ended June 30, 2000 compared to the three months ending June 30, 1999, due to a decrease in the average yield on interest earning assets from 7.50% in the three months ending June 30, 1999 to 6.93% in the three months ending June 30, 2000 and a decrease of $1,743,000 or 3.9% in average interest earning assets. The decrease was primarily due to principal pay-downs on mortgage backed securities exceeding repurchases and decreases in interest bearing deposits in other banks, partially offset by increases in loans and investment securities. Total interest expense decreased by $3,000 or .6% in the three months ending June 30, 2000, as compared to the same period in 1999.

            The decreased net interest income of $91,000 was due to a decrease in the average interest rate spread to 2.13% in the quarter ending June 30, 2000 from 2.78% in the same quarter in 1999 and a decrease of $814,000 or 15.8% in net average interest-earning assets in the three months ended June 30, 2000 over the comparable 1999 period. The average yield on interest-earning assets decreased to 6.93% during the three months ended June 30, 2000 compared to 7.50% during the three months ended June 30, 2000. The decreased yield on assets was primarily due to a decrease in the average rate earned on investments. The average rate on deposits increased from 4.72% during the three months ended June 30, 1999 to 4.83% during the three months ended June 30, 2000.

            Total interest income decreased by $255,000 or 15.0% during the six months ended June 30, 2000 compared to the six months ending June 30, 1999, due to a decrease in the average yield on interest earning assets from 7.58% in the first six months of 1999 to 6.70% in the first six months of 2000 and a decrease of $1,743,000 or 3.9% in average interest-earning assets. The decrease in the average balance was primarily due to principal pay-downs on mortgage backed securities exceeding repurchases and decreases in interest bearing deposits in other banks, partially offset by increases in loans and investment securities. Total interest expense increased by $8,000 or .9% in the six months ending June 30, 2000 compared to the six months ending June 30, 1999, primarily due to an increase in the average rate on interest-bearing liabilities to 4.86% from 4.71% over the same period in 1999. The higher average rate was partially offset by a decrease in average interest bearing liabilities of $929,000 or 2.3% in the first six months of 2000 over the comparable 1999 period.

            The decreased net interest income of $263,000 was due to a decrease in the average interest rate spread to 1.84% in the first six months of 2000 from 2.87% in the first six months of 1999 and a decrease of $814,000 or 15.8% in net average interest-earning assets in the six months ended June 30, 2000 over the comparable 1999 period. The average yield on interest-earning assets decreased to 6.70% during the six months ended June 30, 2000 compared to 7.58% during the six months ended June 30, 1999. The decreased yield on assets was primarily due to a decrease in the average rate earned on investments. The average rate on deposits increased from 4.71% during the first six months of 1999 to 4.87% during the first three months of 2000.

            The Association had no provision or credit for loan losses in the quarter or the six months ended June 30, 2000 and 1999. Total non-performing loans at June 30, 2000 and December 31, 1999 was $216,000 and $177,000 and the allowance for loan losses at June 30, 2000 and December 31, 1999 was $223,000 and $230,000, respectively.

            During the quarter ended June 30, 2000 compared to the same period of 1999, non-interest income decreased $21,000 due to a decrease of $31,000 in service charges and fees.

            The increase in non-interest income of $33,000 or 30.3% in the six months ended June 30, 2000, as compared to the same period in 1999, was mainly due to an increase in service charges and fees.

            The $141,000 increase in total non-interest expense in the three months ended June 30, 2000 was due to a $66,000 increase in compensation and benefits, a $38,000 increase in occupancy and equipment expense, and a $31,000 increase in professional services, offset by a $30,000 decrease in other expenses, as compared to the same period in 1999.

            The $211,000 increase in non-interest expense in the six months ended June 30, 2000 was due to a $126,000 increase in compensation and benefits, a $67,000 increase in occupancy and equipment expense, and a $16,000 increase in professional services, offset by a $42,000 decrease in other expenses, as compared to the same period in 1999.

            The $100,000 decrease in income tax expense was primarily due to a decrease of $441,000 in pre-tax income for the six months ended June 30, 2000 from the comparable 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

            The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 2000, the Association's liquidity was 4.34% or $128,000 in excess of the minimum OTS requirement of 4%.

            The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0%, and 8.0%, respectively. At June 30, 2000, the Association's tangible and core capital both amounted to $7.1 million or 15.34% of adjusted total assets of $46.2 million, and the Association's risk-based capital amounted to $7.2 million or 62.10% of adjusted risk-weighted assets of $11.6 million.

            As of June 30, 2000, the Association's unaudited regulatory capital requirements are as indicated in the following table:

                                                Tangible          Core         Risk-Based
                                                 Capital         Capital         Capital
                                                 -------         -------         -------
                                                         (Dollars in Thousands)

GAAP Capital                                      6,325           6,325           6,325
Additional Capital Items:
      General Valuation Allowance                     -               -             146
      Unrealized Loss on Securities -
         Available for Sale                         757             757             757
                                                  -----           -----           -----
Regulatory Capital                                7,082           7,082           7,228

Minimum Capital Requirement                         693           1,385             931
                                                  -----           -----           -----
Regulatory Capital Excess                         6,389           5,697           6,297
Regulatory Capital as a Percentage                15.34 %         15.34 %         62.10 %
Minimum Capital Required as
      a Percentage                                 1.50 %          3.00 %          8.00 %

            Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at June 30, 2000. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings.


PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on July 28, 2000 (the "Annual Meeting").

(b) At the Annual Meeting, Janice Ray was elected and Thomas M. Arnold, Sr. was re-elected to serve until the annual meeting of stockholders for the year 2003. In addition to the directors elected at the Annual Meeting, the terms of Hugh E. Humphrey, III, Thu Dang, Francis M. Minor, Jr. and John H. Gary, III continued after the Annual Meeting.

(c) At the Annual Meeting, holders of shares of the Company's common stock elected two directors with the number of votes cast for and withheld for such nominees as follows:

         Name                                 For                      Withheld
         ----                                 ---                      --------

         Janice Ray                         387,322                    108,600
         Thomas M. Arnold, Sr.              387,322                    108,600

With respect to the election of the directors, there were no abstentions or non-votes.

At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the appointment of LaPorte, Sehrt, Romig and Hand, A Professional Accounting Corporation, as the Company's independent auditors for the fiscal year ending December 31, 2000. Holders of 463,722 shares voted for, holders of 16,900 shares voted against and holders of 15,300 shares abstained from voting on such proposal. There were no non-votes with respect to such proposal.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      The following exhibit is filed herewith:

                  Exhibit No. Description
                  ----------- -----------

                  3.1 *       Articles of Incorporation of Algiers Bancorp, Inc.
                  3.2 *       Bylaws of Algiers Bancorp, Inc.
                  10.1        Supervisory Agreement dated April 17, 2000
                  27.1        Financial Data Schedule
--------------------------------------------------------------------------------
                  * Incorporated herein by reference to the Company's Form SB-2 (Registration No. 333-2770) filed by the Company with the SEC on March 26, 1996, as subsequently amended.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ALGIERS BANCORP, INC.



Date:  August 14, 2000                   By:  /S/ Thomas M. Arnold, Sr.
                                             ----------------------------------
                                                  Thomas M. Arnold, Sr.
                                                  Chairman of the Board



Date:  August 14, 2000                   By:  /S/ Francis M. Minor, Jr.
                                             ----------------------------------
                                                  Francis M. Minor, Jr.
                                                  Acting President and
                                                  Chief Executive Officer
                                                  (Principal Financial and
                                                   Accounting Officer)