Form 10QSB
period 2000-09-30
ALGIERS BANCORP INC
filed 2000-11-14
CIK 1011296

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----       EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Number of shares of Common Stock outstanding on November 6, 2000: 506,348


Transitional Small Business Disclosure Format (check one): Yes ___  No  X

                              ALGIERS BANCORP, INC.
                       QUARTERLY REPORT ON FORM 10-QSB FOR

                      THE QUARTER ENDED SEPTEMBER 30, 2000


                                                                                                               PAGE

PART I - FINANCIAL INFORMATION
     Interim Financial Information required by Rule 10-01 of Regulation S-X and
     Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

         Item 1.  Financial Statements

              Consolidated Statements Of Financial Condition at September 30, 2000
              (Unaudited) and December 31, 1999..................................................                 1

              Consolidated Statements Of Operations (Unaudited) For the Three

              and Nine Months Ended September 30, 2000 and 1999..................................                 3

              Consolidated Statements Of Cash Flows (Unaudited) For the

              Nine Months Ended September 30, 2000 and 1999......................................                 5

              Notes to Consolidated Financial Statements.........................................                 7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................                 8

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K...............................................                12

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS


                                                         September 30,      December 31,
                                                            2000               1999
                                                           -------            -------
                                                         (Unaudited)
                                                                  (In Thousands)
Cash and Cash Equivalents                                  $   509            $ 1,374
Interest-Bearing Deposits in Other Banks                     1,404              1,465
Investments Available-for-Sale - at Fair Value  (Note 2)     5,543              5,510
Loans Receivable - Net                                      16,356              9,788
Mortgage Loans Held for Resale                                  67                130
Mortgage-Backed Securities - Available-for-Sale -
       at Fair Value  (Note 2)                              23,624             26,054
Stock in Federal Home Loan Bank                                576                541
Accrued Interest Receivable                                    368                324
Real Estate Owned - Net                                        251                251
Office Properties and Equipment, at Cost, Net of
       Accumulated Depreciation of $584 and

       $428, Respectively                                      708                795
Prepaid Expenses                                                53                 46
Deferred Taxes                                                 486                374
Income Tax Receivable                                           25                105
Other Assets                                                     9                  7
                                                           -------            -------

                                                           $49,979            $46,764
                                                           =======            =======


The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                         September 30,       December 31,
                                                             2000                1999
                                                           --------             --------
          LIABILITIES                                     (Unaudited)
                                                                 (In thousands)
Deposits:
    Interest Bearing                                       $ 37,230             $ 37,844
    Non-Interest Bearing                                        511                  524
FHLB Advances                                                 5,000                1,000
Advance Payments from Borrowers for
    Insurance and Taxes                                          95                   84
Accrued Interest Payable on Depositors' Accounts                  7                   16
Dividends Payable                                                --                   25
Advances from Affiliates                                        115                   --
Other Liabilities                                               126                  104
                                                           --------             --------

                                                             43,084               39,597
Minority Interest in Subsidiary                                 (63)                  48
                                                           --------             --------

          Total Liabilities                                  43,021               39,645
                                                           --------             --------

          STOCKHOLDERS' EQUITY

Preferred Stock - Par Value $.01; 5,000,000 Shares

    Authorized; 0 Shares Issued and Outstanding                  --                   --
Common Stock - Par Value $.01
    10,000,000 Shares Authorized, 648,025  Issued Shares          6                    6
Treasury Stock - 141,677 Shares, at Cost                     (1,823)              (1,823)
Paid-in Capital in Excess of Par                              6,132                6,132
Retained Earnings                                             3,508                3,882
Accumulated Other Comprehensive Income (Loss)                  (520)                (720)
                                                           --------             --------
                                                              7,303                7,477
                                                           --------             --------

          Less: Unearned ESOP Shares                           (322)                (322)
                      Unearned MRP Shares                       (23)                 (36)
                                                           --------             --------
                                                               (345)                (358)
                                                           --------             --------

          Total Stockholders' Equity                          6,958                7,119
                                                           --------             --------

          Total Liabilities and Stockholders' Equity       $ 49,979             $ 46,764
                                                           ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                 Three Months Ended                Nine Months Ended
                                                            September 30,     September 30,   September 30,   September 30,
                                                                2000              1999             2000            1999
                                                               ------            ------           ------           ------
                                                            (Unaudited)        (Unaudited)      (Unaudited)      (Unaudited)

                                                                    (In Thousands)                    (In Thousands)
INTEREST INCOME

    Loans                                                      $  321            $  140           $  751           $  567
    Mortgage-Backed Securities                                    409               346            1,199            1,183
    Investment Securities                                         100                91              279              428
    Other Interest-Earning Assets                                  17                21               60              117
                                                               ------            ------           ------           ------
          Total Interest Income                                   847               598            2,289            2,295
                                                               ------            ------           ------           ------

INTEREST EXPENSE

    Deposits                                                      480               462            1,404            1,395
    FHLB Advances                                                  71                --               88               --
                                                               ------            ------           ------           ------
          Total Interest Expense                                  551               462            1,492            1,395
                                                               ------            ------           ------           ------

NET INTEREST INCOME BEFORE

    PROVISION  FOR  LOAN LOSSES                                   296               136              797              900

PROVISION FOR LOAN LOSSES                                          --                --               --               --
                                                               ------            ------           ------           ------

NET INTEREST INCOME AFTER

    PROVISION FOR LOAN LOSSES                                     296               136              797              900
                                                               ------            ------           ------           ------

NON-INTEREST INCOME

    Service Charges and Fees                                       70                92              189              193
    Recovery of GIC Bonds Previously
      Written Off                                                  (4)                1               --                1
    Gain on Sale of Investments                                     8                --                8               --
    Miscellaneous Income                                           10                11               29               19
                                                               ------            ------           ------           ------

          Total Non-Interest Income                                84               104              226              213
                                                               ------            ------           ------           ------

The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                              Three Months Ended                  Nine Months Ended
                                                        September 30,      September 30,    September 30,    September 30,
                                                            2000              1999              2000              1999
                                                           -------           -------           -------           -------
                                                         (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)

                                                                 (In Thousands)                     (In Thousands)
NON-INTEREST EXPENSES

    Compensation and Benefits                              $   287           $   149           $   724           $   460
    Occupancy and Equipment                                    157                93               369               238
    Computer                                                    17                26                51                45
    Exams and Assessments                                      (15)                6                 9                26
    Professional Services                                       38                56               180               182
    Bank Service Charges                                         5                25                21                29
    Real Estate Owned Expenses                                   5                --                20                 2
    Other                                                       93                68               220               237
                                                           -------           -------           -------           -------
       Total Non-Interest Expense                              587               423             1,594             1,219
                                                           -------           -------           -------           -------

INCOME  BEFORE INCOME TAXES

    AND MINORITY INTEREST                                     (207)             (183)             (571)             (106)

FEDERAL INCOME TAX

    EXPENSE (BENEFIT)                                          (52)              (27)             (137)              (12)
                                                           -------           -------           -------           -------

INCOME BEFORE MINORITY INTEREST                               (155)             (156)             (434)              (94)

MINORITY INTEREST IN SUBSIDIARY                                 42                14               110                35
                                                           -------           -------           -------           -------

NET INCOME (LOSS)                                             (113)             (142)             (324)              (59)

OTHER COMPREHENSIVE INCOME
    (LOSS) - NET OF INCOME TAX

    Unrealized Gains (Losses) on Securities                    257              (912)              200              (910)
                                                           -------           -------           -------           -------

COMPREHENSIVE INCOME (LOSS)                                $   144           $(1,054)          $  (124)          $  (969)
                                                           =======           =======           =======           =======

EARNINGS (LOSS) PER SHARE

    Basic                                                  $ (0.24)          $ (0.30)          $ (0.69)          $ (0.13)
    Fully Diluted                                          $ (0.24)          $ (0.30)          $ (0.69)          $ (0.13)

The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Nine Months Ended
                                                                                         September 30,      September 30,
                                                                                             2000               1999
                                                                                            -------            -------
                                                                                          (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES                                                              (In Thousands)
    Net Income (Loss)                                                                       $  (324)           $   (59)
    Adjustments to Reconcile Net Income (Loss) to Net
       Cash Used in Operating Activities:
          Depreciation and Amortization                                                         157                113
          Premium Amortization Net of Discount Accretion                                         10                 34
          Stock Dividend - FHLB                                                                 (35)               (21)
          ESOP and  MRP Expense                                                                  48                 60
          Increase (Decrease) in Accrued Interest Payable                                        (9)                (1)
          Increase (Decrease) in Other Liabilities                                              (15)               (61)
          (Increase) Decrease in Accrued Interest Receivable                                    (44)              (159)
          Decrease in Dividends Payable                                                         (25)                (6)
          Gain on Sale of Foreclosed Real Estate                                                 --                 (2)
          Gain on Sale of Mortgage-Backed Securities - Available for Sale                        (8)                --
          (Increase) Decrease  in Other Assets                                                   (2)                25
          Increase (Decrease)  in Deferred Loan Fees                                             13                 (1)
          (Increase) Decrease in Prepaid Expenses                                                (7)                --
          Originations of Loans Held for Sale                                                  (138)              (119)
          Proceeds from Sales of Loans Held for Sale                                            201                 --
          (Increase) Decrease in Prepaid Income Taxes                                            80                (12)
          Decrease in Minority Interest in Subsidiary                                          (111)               (33)
          (Increase) Decrease in Deferred Income Taxes                                         (216)                --
                                                                                            -------            -------
             Net Cash Used In Operating Activities                                             (425)              (242)
                                                                                            -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES

    Maturities of Investment Securities - Available-for-Sale                                     24                500
    Purchases of Mortgage- Backed Securities - Available-for-Sale                            (2,773)            (7,024)
    Maturities of Mortgage-Backed Securities - Available-for-Sale                             3,257              4,955
    Proceeds from Sales of Mortgage-Backed Securities - Available for Sale                    2,191                 --
    Principal Collected on Loans                                                              1,487              1,352
    Loans Made to Customers                                                                  (3,513)            (2,090)
    Purchase of Participation Loans                                                          (4,553)                --
    Purchase of Furniture and Fixtures                                                          (70)              (291)
    Proceeds from Sales of Foreclosed Real Estate                                                --                 64
                                                                                            -------            -------
             Net Cash Provided by (Used In) Investing Activities                             (3,950)            (2,534)
                                                                                            -------            -------

The accompanying notes are an integral part of these consolidated financial statements.

                                       ALGIERS BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Nine Months Ended
                                                                                    September 30,       September 30,
                                                                                        2000                 1999
                                                                                       -------              -------
                                                                                      (Unaudited)         (Unaudited)

                                                                                              (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
    Net Increase (Decrease) in Deposits                                                $  (627)             $     1
    Net Increase (Decrease) in Advances from
       Borrowers for Taxes and Insurance                                                    11                  (35)
    Advances from Federal Home Loan Bank                                                 9,750                   --
    Repayment of Federal Home Loan Advance                                              (5,750)                  --
    Advances from Affiliates                                                               115                   --
    Purchase of Treasury Stock                                                              --                 (148)
    Dividends Paid on Common Stock                                                         (50)                 (72)
                                                                                       -------              -------
             Net Cash Provided by (Used In) Financing Activities                         3,449                 (254)
                                                                                       -------              -------

NET DECREASE IN CASH AND
         CASH EQUIVALENTS                                                                 (926)              (3,030)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                            2,839                4,881
                                                                                       -------              -------


CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $ 1,913              $ 1,851
                                                                                       =======              =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash Paid During the Year for:

       Interest                                                                        $ 1,501              $ 1,396

       Income Taxes                                                                    $    --              $    --

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
       Dividends Declared                                                              $    --              $    26

The accompanying notes are an integral part of these consolidated financial statements.

                              Algiers Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2000

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

Note 2 - Available for Sale Securities -

            Investments and mortgage-backed securities available-for-sale at September 30, 2000 and December 31, 1999, respectively, are summarized as follows (in thousands):

                                                 September 30, 2000                                 December 31, 1999
                                                 ------------------                                 -----------------
                                                   Gross        Gross                                 Gross      Gross
                                     Amortized   Unrealized   Unrealized      Fair      Amortized   Unrealized Unrealized     Fair
                                        Cost        Gains       Losses        Value        Cost       Gains      Losses      Value
                                      -------      -------      -------      -------      -------      ---      -------      -------
Investments                           $ 5,815      $    --      $   272      $ 5,543      $ 5,826      $--      $   316      $ 5,510
                                      =======      =======      =======      =======      =======      ===      =======      =======

GNMA Certificates                     $ 6,143      $     3      $    90      $ 6,056      $ 6,877      $--      $   146      $ 6,731
FNMA Certificates                      13,570           34          358       13,246       14,756       --          472       14,284
FHLMC Certificates                      4,427            2          107        4,322        5,198       --          159        5,039
                                      -------      -------      -------      -------      -------      ---      -------      -------
                                      $24,140      $    39      $   555      $23,624      $26,831      $--      $   777      $26,054
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

            As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $35,000 and $51,000 for the nine months ended September 30, 2000 and 1999, based on the annual release of shares.

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

Note 5 - Regulatory Matters -
            On October 4, 2000, the Office of Thrift Supervision (OTS) issued an order to "Cease and Desist" (the "Order") to the Association. The Order was issued by the OTS as a result of their examination of the Association as of April 10, 2000. The Order is an arrangement between the Association and the OTS in which the Association agrees to perform, among other things, the following within specified time periods:

   (a)         the Association shall appoint a permanent compliance officer;

   (b) the Association shall develop written policies and procedures for compliance in consumer lending, and for training lending personnel in these policies and procedures and in consumer compliance laws;

   (c) the Association shall establish a plan for internal controls and procedures to ensure compliance with compliance regulations, and provide an ongoing monitoring program to assess the effectiveness and progress of compliance controls;

   (d) the Association shall review all outstanding loans made since the last OTS compliance examination, dated June 23, 1997 to determine certain compliance matters for reporting to the OTS.

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

            Management believes it has taken affirmative action toward complying with the provisions of the Order and the Agreement.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

            The following discussion compares the consolidated financial condition of Algiers Bancorp, Inc. and Subsidiaries at September 30, 2000 to December 31, 1999 and the results of operations for the three and nine months ended September 30, 2000 with the same periods in 1999. Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Association. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

CHANGES IN FINANCIAL CONDITION

            Total assets increased $3,215,000 or 6.87% from $46.8 million at December 31, 1999 to $50.0 million at September 30, 2000. The increase in assets is primarily due to an increase in loans, partially funded by FHLB advances, and partially offset by decreases in cash and cash equivalents, interest-bearing deposits in other banks, mortgage backed securities, and deposits.

            Interest-earning deposits in other banks and investments were $6.9 million at September 30, 2000 and $7.0 million at December 31, 1999. This decrease was due to a decrease in balances held by FHLB.

            The mortgage-backed securities portfolio decreased $2.5 million or 9.33% from $26.1 million at December 31, 1999 to $23.6 million at September 30, 2000, as $2.2 million of mortgage-backed securities were sold, $2.9 million of new mortgage-backed securities were purchased and the amount of mortgage-backed securities maturing totaled $3.2 million. Mortgage-backed securities amounted to $23.6 million or 47.3% of total assets at September 30, 2000, compared to $26.1 million or 55.7% of total assets at December 31, 1999.

            The Association's loan portfolio increased $6.6 million or 67.1% over the past nine months from $9.8 million at December 31, 1999 to $16.4 million at September 30, 2000.

            Total deposits decreased $627,000 or 1.6% to $37.8 million at September 30, 2000 from $38.4 million at December 31, 1999. The decrease was primarily in certificate of deposit accounts.

            Total stockholders' equity declined by $161,000 during the past nine months. This decrease was due to a net loss of $324,000, an increase in accumulated other comprehensive income of $200,000, and $50,000 in dividends declared on common stock. Stockholders' equity at September 30, 2000 totaled $7.0 million or 13.9% of total assets compared to $7.1 million or 15.2% of total assets at December 31, 1999.

RESULTS OF OPERATIONS

            The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage-backed securities, loans and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. For the nine months ended September 30, 2000, net interest income before provision for loan losses was less than total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, federal insurance premiums, and miscellaneous other expenses.

            The Company's net income for the three months ended September 30, 2000 increased $29,000 or 20.4% compared to the three months ended September 30, 1999. The increase was due to an increase of $249,000 or 41.6% in interest income, a $25,000 or 92.6% increase in income tax benefit partially offset by an increase of $89,000 or 19.3% in interest expense, a decrease of $20,000 or 19.2% in non-interest income, and an increase of $164,000 or 38.8% in non-interest expense.

            The Company's net income for the nine months ended September 30, 2000 decreased $265,000 or 449.2% compared to the nine months ended September 30, 1999. The decrease was due to a decrease of $6,000 or .3% in interest income, an increase of $97,000 or 7.0% in interest expense, and an increase of $375,000 or 30.8% in non-interest expense, partially offset by an increase of $13,000 or 6.1% in non-interest income and an increase of $125,000 or 104.2% in income tax benefit.

            Total interest income increased by $249,000 or 41.6% during the three months ended September 30, 2000 compared to the three months ending September 30, 1999, due to an increase in the average yield on interest earning assets from 5.42% in the three months ending September 30, 1999 to 7.44% in the three months ending September 30, 2000 and an increase of $1,391,000 or 3.2% in average interest earning assets. The increase was primarily due to increases in loans, investment securities and interest bearing deposits in other banks partially offset by sales and principal pay-downs on mortgage backed securities exceeding repurchases. Total interest expense increased by $89,000 or 19.3% in the three months ending September 30, 2000, as compared to the same period in 1999.

            The increased net interest income of $160,000 was due to an increase in the average interest rate spread to 2.0% in the quarter ending September 30, 2000 from .74% in the same quarter in 1999 and an increase of $349,000 or 7.5% in net average interest-earning assets in the three months ended September 30, 2000 over the comparable 1999 period. The average yield on interest-earning assets increased to 7.44% during the three months ended September 30, 2000 compared to 5.42% during the three months ended September 30, 2000. The increased yield on assets was primarily due to an increase in the average rate earned on loans and mortgage-backed securities. The average rate on deposits increased from 4.68% during the three months ended September 30, 1999 to 5.11% during the three months ended September 30, 2000.

            Total interest income decreased by $6,000 or .3% during the nine months ended September 30, 2000 compared to the nine months ending September 30, 1999, due to a decrease in the average yield on interest earning assets from 7.06% in the first nine months of 1999 to 6.70% in the first nine months of 2000 partially offset by an increase of $1,391,000 or 3.2% in average interest-earning assets. The increase in the average balance was primarily due to increases in loans, investment securities and interest bearing deposits in other banks, partially offset by sales and principal pay-downs on mortgage backed securities exceeding repurchases. Total interest expense increased by $97,000 or 7.0% in the nine months ending September 30, 2000 compared to the nine months ending September 30, 1999, primarily due to an increase in the average rate on interest-bearing liabilities to 4.91% from 4.53% over the same period in 1999. The higher average rate was partially offset by a decrease in average interest bearing deposits of $1,959,000 or 5.0% in the first nine months of 2000 over the comparable 1999 period.

            The decreased net interest income of $103,000 was due to a decrease in the average interest rate spread to 1.80% in the first nine months of 2000 from 2.53% in the first nine months of 1999, partially offset by an increase of $349,000 or 7.5% in net average interest-earning assets in the nine months ended September 30, 2000 over the comparable 1999 period. The average yield on interest-earning assets decreased to 6.70% during the nine months ended September 30, 2000 compared to 7.06% during the nine months ended September 30, 1999. The decreased yield on assets was primarily due to a decrease in the average rate earned on investments. The average rate on deposits increased from 4.53% during the first nine months of 1999 to 4.91% during the first nine months of 2000.

            The Association had no provision or credit for loan losses in the quarter or the nine months ended September 30, 2000 and 1999. Total non-performing loans at September 30, 2000 and December 31, 1999 was $306,000 and $177,000 and the allowance for loan losses at September 30, 2000 and December 31, 1999 was $223,000 and $230,000, respectively.

            During the quarter ended September 30, 2000 compared to the same period of 1999, non-interest income decreased $20,000 due to a decrease of $22,000 in service charges and fees.

            The increase in non-interest income of $13,000 or 6.1% in the nine months ended September 30, 2000, as compared to the same period in 1999, was mainly due to an increase in miscellaneous income.

            The $164,000 increase in total non-interest expense in the three months ended September 30, 2000 was due to a $139,000 increase in compensation and benefits, a $64,000 increase in occupancy and equipment expense, and a $25,000 increase in other expenses, offset by a $18,000 decrease in professional services, as compared to the same period in 1999.

            The $375,000 increase in non-interest expense in the nine months ended September 30, 2000 was due to a $264,000 increase in compensation and benefits, a $131,000 increase in occupancy and equipment expense, and a $18,000 increase in real estate owned expenses, offset by a $17,000 decrease in other expenses, as compared to the same period in 1999.

            The $125,000 increase in income tax benefit was primarily due to a decrease of $465,000 in pre-tax income for the nine months ended September 30, 2000 from the comparable 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

            The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 2000, the Association's liquidity was 66.2% or $26.1 million in excess of the minimum OTS requirement of 4%.

            The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0%, and 8.0%, respectively. At September 30, 2000, the Association's tangible and core capital both amounted to $7.0 million or 13.84% of adjusted total assets of $50.7 million, and the Association's risk-based capital amounted to $7.2 million or 40.64% of adjusted risk-weighted assets of $17.6 million.

            As of September 30, 2000, the Association's unaudited regulatory capital requirements are as indicated in the following table:


                                              Tangible   Core    Risk-Based
                                              Capital   Capital    Capital
                                              -----      -----      -----
                                              (Dollars in Thousands)

GAAP Capital                                  6,513      6,513      6,513
Additional Capital Items:
      General Valuation Allowance                --         --        146
      Unrealized Loss on Securities -
         Available for Sale                     501        501        501
                                              -----      -----      -----
Regulatory Capital                            7,014      7,014      7,160

Minimum Capital Requirement                     760      1,520      1,410
                                              -----      -----      -----
Regulatory Capital Excess                     6,254      5,494      5,750
Regulatory Capital as a Percentage            13.84 %    13.84 %    40.64 %
Minimum Capital Required as

      a Percentage                            1.50 %     3.00 %     8.00 %


            Based on the above capital ratios, the Association meets the criteria for a "well capitalized" institution at September 30, 2000. The Association's management believes that under the current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy of the Association's area, could adversely affect future earnings.

            The Board of Directors, responding to regulatory requirements, has elected to suspend the payment of quarterly dividends for the quarter ended September 30, 2000.

PART II - OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      The following exhibit is filed herewith:

                  Exhibit No.       Description

                  3.1 *      Articles of Incorporation of Algiers Bancorp, Inc.
                  3.2 *      Bylaws of Algiers Bancorp, Inc.
                  10.1**     Supervisory Agreement dated April 17, 2000
                  10.2       Order to Cease and Desist dated October 4, 2000
                  27.1       Financial Data Schedule


--------------------------
        * Incorporated herein by reference to the Company's Form SB-2 (Registration No. 333-2770) filed by the Company with the SEC on March 26, 1996, as subsequently amended.

        ** Incorporated herein by reference to the Company's 10QSB for the quarterly period ended June 30, 2000, filed by the Company with the SEC on August 14, 2000.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ALGIERS BANCORP, INC.



Date:  November 14, 2000                    By:  /s/ Thomas M. Arnold, Sr.
                                                     ---------------------------
                                                     Thomas M. Arnold, Sr.
                                                     Chairman of the Board



Date:  November 14, 2000                    By: /s/ Francis M. Minor, Jr.
                                                    ----------------------------
                                                     Francis M. Minor, Jr.
                                                     Acting President and
                                                     Chief Executive Officer
                                                     (Principal Financial and
                                                     Accounting Officer)