Form 10KSB
period 2000-12-31
ALGIERS BANCORP INC
filed 2001-03-30
CIK 1011296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT  OF 1934

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

                     Common Stock (par value $.01 per share)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB.   X
                                                           -----
Issuer's revenues for the fiscal year ended December 31, 2000 were $3.4 million.

As of March 9, 2001, the aggregate market value of the 434,125 shares of Common Stock of the Issuer held by non-affiliates, which excludes 72,223 shares held by all directors, executive officers and employee benefit plans of the Issuer, was approximately $3.9 million. This figure is based on the average of the bid and asked prices of $9.00 per share of the Issuer's Common Stock on March 9, 2001.

Number of shares of Common Stock outstanding on March 9, 2001: 506,348

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2001 Annual Meeting of Stockholders have been incorporated into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):    Yes       No  X
                                                                 -----    -----

                              ALGIERS BANCORP, INC.
                        Annual Report on Form 10-KSB for
                     the Fiscal Year Ended December 31, 2000

                                TABLE OF CONTENTS


                                                                                                          Page
                                                                                                          ----
PART I

Item 1.  Description of Business........................................................................     1
Item 2.  Description of Properties......................................................................    31
Item 3.  Legal Proceedings..............................................................................    32
Item 4.  Submission of Matters to a Vote of Security Holders............................................    32

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.......................................    32
Item 6.  Management's Discussion and Analysis or Plan of Operation......................................    32
Item 7.  Financial Statements...........................................................................    42
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    81

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act.......................................................................    81
Item 10. Executive Compensation.........................................................................    81
Item 11. Security Ownership of Certain Beneficial Owners and Management.................................    81
Item 12. Certain Relationships and Related Transactions.................................................    81
Item 13. Exhibits and Reports on Form 8-K...............................................................    81

                                       (i)

PART I.

Item 1. Description of Business.
--------------------------------


General

Algiers Bancorp, Inc. (the "Company") is a Louisiana corporation organized in February 1996 by Algiers Bank and Trust, formerly Algiers Homestead Association, ("Algiers" or the "Bank") for the purpose of becoming a unitary holding company of the Bank. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to its Employee Stock Ownership Plan (the "ESOP"), and the remainder of the net proceeds retained by the Company in connection with the conversion of the Bank from mutual to stock form on July 8, 1996 (the "Conversion"). The business and management of the Company primarily consists of the business and management of the Bank. The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. The Company does not employ any persons other than officers of the Bank, and the Company utilizes the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

The Bank is a Louisiana-chartered stock savings and loan association that was originally formed in 1926. The Bank currently conducts business from its main office in New Orleans, Louisiana, a branch office in Terrytown, Louisiana, and a third branch in New Orleans, Louisiana that was opened during the first quarter of 1999. At December 31, 2000, the Company had $48.9 million of total assets, $41.9 million of total liabilities, including $38.7 million of deposits, and $7.0 million of total stockholders' equity (representing 14.8% of total assets).

The Bank is primarily engaged in attracting deposits from the general public through its branches and using those and other available sources of funds to originate loans throughout the Greater New Orleans, Louisiana metropolitan area. The Bank originates commercial, construction, home improvement, consumer and one-to-four family residential mortgage loans. The Bank sells the majority of its fixed rate residential mortgage loans in the secondary market. At December 31, 2000, the Company's net loans receivable totaled $17.2 million or 35.2% of the Company's total assets. Conventional first mortgage, one- to four-family residential loans (excluding construction loans) amounted to $8.7 million or 49.5% of the Company's total loan portfolio at December 31, 2000. To a lesser extent, the Company also originates consumer loans, construction loans and commercial real estate loans. The Company had $22.0 million of mortgage-backed securities at December 31, 2000, representing 45.0% of the Company's total assets. The Company had $5.2 million of investment securities (excluding FHLB stock) at December 31, 2000, representing 10.6% of total assets. Of the $5.2 million of investment securities, $1.5 million or 29.6% mature within five years of December 31, 2000.

The Bank is a community-oriented savings institution which emphasizes customer service and convenience. It generally has sought to enhance its net income by, among other things, maintaining strong asset quality. In pursuit of these goals, the Bank has adopted a new business strategy that emphasizes lending and deposit products and services traditionally offered by commercial banks, and is less reliant on purchasing mortgage-backed securities. The start-up costs associated with this new strategy are reflected in the loss briefly noted below.

o Capital Position. As of December 31, 2000, the Bank had total stockholder's equity of $6.6 million and exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 13.8%, 13.8% and 38.1%, respectively, as compared to the minimum requirements of 1.5%, 3.0% and 8.0%, respectively.

o Profitability. The Company had a net loss for the years ended December 31, 2000 and 1999, but was profitable in the year ended December 31, 1998. Net loss increased from $367,000 in 1999 to a net loss of $568,000 in 2000, including a net loss of $417,000 sustained by the Company's subsidiary, Algiers Bank and Trust and a $100,000 loss sustained by the Company's subsidiary Algiers.Com. Net income decreased from $161,000 in 1998 to a net loss of $367,000 in 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

o Asset Quality. Management believes that good asset quality is important to the Company's long-term profitability. The Company's total non-performing assets, which consist of non-accruing loans and net real estate owned ("REO"), together with troubled debt restructurings, amounted to $462,000 or .9% of total assets at December 31, 2000, compared to $428,000 or .9% of total assets at December 31, 1999. See "-Asset Quality-Classified Assets." At December 31, 2000, the Company's allowance for loan losses amounted to $262,000 or 1.5% of the total loan portfolio.

o Interest Rate Risk. The Company attempts to manage its exposure to interest rate risk by maintaining a high percentage of its assets in adjustable-rate mortgages ("ARMs") and adjustable-rate mortgage-backed securities. At December 31, 2000, ARMs amounted to $8.6 million or 48.7% of the total loan portfolio. In addition, of the $22.0 million of mortgage-backed securities at December 31, 2000, $20.2 million or 91.7% have adjustable interest rates.

o Community Orientation. The Bank is committed to meeting the financial needs of the communities in which it operates. Management believes the Bank is large enough to provide a full range of personal financial services, yet small enough to be able to provide services on a personalized and efficient basis. At December 31, 2000, most of the Bank's loans were located in its primary market area. The Bank intends to continue its practice of investing in loans in its primary market area in accordance with its underwriting standards, subject to economic conditions and the availability of reasonable investment alternatives.

The Bank is subject to examination and comprehensive regulation by the Louisiana Office of Financial Institutions ("OFI"), which is the Bank's chartering authority, and by the Office of Thrift Supervision ("OTS"), which is the Bank's primary federal regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation ("FDIC"), the administrator of the Savings Association Insurance Fund ("SAIF"). The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("FRB") and is a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of the 12 regional banks comprising the FHLB System.

The executive office for the Company and the Bank is located at 1 Westbank Expressway, New Orleans, Louisiana 70114, and its telephone number is (504) 367-8221.

Market Area

The Company's market area consists of seven parishes in the Greater New Orleans area. These include Orleans, Jefferson, Plaquemines, St. Bernard, St. Tammany, St. Charles and St. John Parishes. The traditional components of the area's economic base have consisted of tourism, the port of New Orleans and related shipbuilding, and the petroleum industry. Slowdowns in the petroleum industry had a material negative impact on the area's economy in the early 1980s, which were compounded by defense-related cutbacks in recent years. The area's economy has stabilized in recent years due to development of tourism and convention activities and related service-oriented companies, as well as the gaming industry. In addition, the New Orleans economic base has diversified into areas such as health services, the aerospace industry and research and technology. However, there is still a significant degree of volatility in the local economy due to a continued heavy reliance on the same industries that led to the decline in the 1980s, and there has been a decline in the population since the early 1980s. Competition for deposits and lending in the Greater New Orleans area is substantial, with most of the current competition being from commercial banks.

Lending Activities

Loan Portfolio Composition. At December 31, 2000, the Company's net loan portfolio totaled $17.2 million, representing approximately 35.2% of the Company's $48.9 million of total assets at that date. The majority of lending activity has been the origination of one-to-four family residential mortgage loans. A greater emphasis is being placed on the origination of construction loans, commercial real estate loans, home improvement loans, and consumer loans. At December 31, 2000, conventional first mortgage, one- to four-family residential loans (excluding construction loans) amounted to $8.7 million or 49.5% of the total loan portfolio, before net items. In addition, the Company originates construction loans, commercial real estate loans and consumer loans. At December 31, 2000, there were $1.3 million in construction loans amounting to 7.4% of the total loan portfolio, commercial real estate loans totaled $5.7 million or 32.6% of the total loan portfolio, and consumer loans amounted to $1.8 million or 10.5% of the total loan portfolio, in each case before net items.

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                           December 31,
                                                  2000                         1999                        1998
                                         Amount            %           Amount           %          Amount            %
                                         -------        -------       -------        -------       -------        -------
                                                                     (Dollars in Thousands)
Real Estate Loans:
     One-to-Four Family
         Residential:
         Conventional                    $ 8,719           49.5%      $ 8,492           84.0%      $ 7,816           79.3%
         FHA and VA                           --             --            13            0.1            27            0.3
         Construction                      1,302            7.4           117            1.2            --           --
     Commercial Real Estate                5,740           32.6           200            2.0           686            6.9
                                         -------        -------       -------        -------       -------        -------
         Total Real Estate Loans          15,761           89.5         8,822           87.3         8,529           86.5

Consumer Loans:
     Second Mortgage                         351            2.0           338            3.3           360            3.7
     Other Consumer Loans                    859            4.9           356            3.5           400            4.1
     Loans on Deposits                       638            3.6           594            5.9           566            5.7
                                         -------        -------       -------        -------       -------        -------
         Total Consumer Loans              1,848           10.5         1,288           12.7         1,326           13.5

             Total Loans                  17,609          100.0%       10,110          100.0%        9,855          100.0%
                                         =======        =======       =======        =======       =======        =======

Less:
     Unearned Interest                        22                           10                           --
     Undisbursed Portion of Loans             --                           --                           --
     Deferred Loan Fees                      101                           82                           52
     Allowance for Loan Losses               262                          230                          506
                                         -------                      -------                      -------
             Net Loans                  $ 17,224                      $ 9,788                      $ 9,297
                                        ========                      =======                      =======





Contractual Terms to Final Maturities. The following table sets forth certain information as of December 31, 2000 regarding the dollar amount of loans maturing in the Bank's portfolio, based on the contractual date of the loan's final maturity, before giving effect to net items. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below do not reflect normal principal amortization; rather, the balance of each loan outstanding at December 31, 2000 is shown in the appropriate year of the loan's final maturity.


                                              One-to-Four                   Commercial
                                                Family                         Real
                                              Residential   Construction       Estate       Consumer         Total
                                              -----------   ------------     ---------      --------        -------
                                                                       (Dollars in Thousands)
Amounts Due After December 31, 2000 in:
One year or less                                $     7        $ 1,037        $   405        $    81        $ 1,530
After one year through two years                    592              5            419             59          1,075
After two years through three years                 171             --             --            135            306
After three years through five years                379             --            739            529          1,647
After five years through ten years                1,279             --            139            123          1,541
After ten years through fifteen years             1,860             --          1,702            313          3,875
After fifteen years                               4,431            260          2,336            608          7,635
                                                -------        -------        -------        -------        -------
    Total (1)                                   $ 8,719        $ 1,302        $ 5,740        $ 1,848        $17,609
                                                =======        =======        =======        =======        =======


------------------------------------
(1) Gross of loans in process, deferred loan fees, unearned discounts and interest, and allowance for loan losses.

                      ------------------------------------

         The following table sets forth the dollar amount of all loans, before net items, due after one year from December 31, 2000 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.
                                                  Floating or
                                       Fixed-     Adjustable
                                        Rate         Rate         Total
                                       -------      -------      -------
                                      (Dollars in Thousands)

One-to-Four Family Residential         $ 3,031      $ 5,688      $ 8,719
Commercial Real Estate                   4,150        1,590        5,740
Construction                               381          921        1,302
Consumer                                 1,532          316        1,848
                                       -------      -------      -------

      Total                            $ 9,094      $ 8,515      $17,609
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

         Origination of Loans. The lending activities of the Bank are subject to the written underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan originations are obtained through a variety of sources, including referrals from real estate brokers, builders and existing customers. Written loan applications are taken by lending personnel, and the loan department supervises the procurement of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by independent outside appraisers approved by the Bank's Board of Directors or a committee thereof.

         Under the Bank's real estate lending policy, either a title opinion signed by an approved attorney or a title insurance policy must be obtained for each real estate loan. The Bank also requires fire and extended coverage casualty insurance, in order to protect the properties securing its real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area as designated by the Department of Housing and Urban Development. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage loan account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums as they become due.

         The Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. The Bank's lending policies require that most loans to be originated by the Bank be approved in advance by the Board of Directors or the Loan Committee.

         The following table shows total loans originated and repaid during the periods indicated.

                                                  Year Ended December 31,
                                               2000         1999         1998
                                             --------     --------     --------
                                                       (In Thousands)
Loan Originations:
     One-to-Four Family Residential          $  1,364     $  2,760     $  1,709
     Construction                               3,003          218          405
     Commercial Real Estate                     6,002           40           --
     Consumer                                   1,468          119          804
                                             --------     --------     --------
         Total Originations                    11,837        3,137        2,918

Loan Principal Payments                        (4,464)      (2,601)      (2,714)
Other Increases (Decreases), Net (1)               63          206         (105)
                                             --------     --------     --------
Net Increase (Decrease) in
     Loan Portfolio                          $  7,436     $    742     $     99
                                             ========     ========     ========

------------------------------------

(1) Other items consist of loans in process, deferred loan fees, unearned discounts and interest, and allowance for loan losses.

                      ------------------------------------

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

         The Bank is in compliance with the above standards.

         Although Louisiana laws and regulations permit state-chartered savings institutions, such as the Bank, to originate and purchase loans secured by real estate located throughout the United States, the Bank's present lending is done primarily within its primary market area, which consists of Orleans, Jefferson, Plaquemines, St. Bernard, St. Tammany, St. Charles, and St. John Parishes in Louisiana. Subject to the Bank's loans-to-one borrower limitation, the Bank is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. The Bank may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of the Bank's total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, the Bank may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 2000, the Bank was well within each of the above lending limits.

         A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2000, the Bank's limit on loans-to-one borrower was $500,000 and its five largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, amounted to $500,000, $423,000, $420,000, $419,000 and $416,000, respectively, at such date. All of these loans, except the $420,000 loan were current at December 31, 2000.

         Loans on Existing Residential Properties. The primary real estate lending activity of the Company is the origination of loans secured by first mortgage liens on one- to four-family residences. At December 31, 2000, $8.7 million or 49.5% of the Company's total loan portfolio, before net items, consisted of conventional first mortgage, one-to four-family residential loans (excluding construction loans).

         The loan-to-value ratio, maturity and other provisions of the loans made by the Bank generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by the Bank. The Bank's lending policies on one- to four-family residential mortgage loans generally limit the maximum loan-to-value ratio to 95% of the lesser of the appraised value or purchase price of the property, and generally one- to four-family residential loans in excess of an 80% loan-to-value ratio require private mortgage insurance. Residential mortgage loans are amortized on a monthly basis with principal and interest due each month and customarily include "due-on-sale" clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage or the loan is not repaid. The Bank enforces due-on-sale clauses to the extent permitted under applicable laws.

         Various legislative and regulatory changes have given the Bank the authority to originate and purchase mortgage loans which provide for periodic interest rate adjustments subject to certain limitations. The Bank has been actively marketing ARMs in order to decrease the vulnerability of its operations to changes in interest rates. At December 31, 2000, one-to-four family residential ARMs represented $8.6 million or 48.7% of the total loan portfolio, before net items.

         The Bank's one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. These loans have interest rates which are scheduled to adjust periodically in accordance with a designated index. The Bank currently offers ARMs on which the interest rate adjusts every year based upon the monthly median cost of funds for SAIF-insured institutions, plus a specified margin. The margin above the cost of funds index is generally 2.65%. There is a 2% cap on the rate adjustment per period and a 6% cap on the rate adjustment over the life of the loan. The Bank has originated ARMs using other indexes in the past. The adjustable-rate loans in the Bank's loan portfolio are not convertible by their terms into fixed-rate loans, are not assumable without the Bank's consent, do not contain prepayment penalties and do not produce negative amortization.

         The Bank qualifies borrowers based on the initial interest rate on the ARM rather than the fully indexed rate. In a rising interest rate environment, the interest rate on the ARM will increase on the next adjustment date, resulting in an increase in the borrower's monthly payment. To the extent the increased rate adversely affects the borrower's ability to repay his loan, the Bank is exposed to increased credit risk. As of December 31, 2000, the Bank's non-accruing loans were $211,000. See "Asset Quality."

         The demand for adjustable-rate loans in the Bank's primary market area has been a function of several factors, including the level of interest rates, and the difference between the interest rates offered by competitors for fixed-rate loans and adjustable-rate loans. Due to the generally lower rates of interest prevailing in recent periods, the market demand for adjustable-rate loans has decreased as consumer preference for fixed-rate loans has increased. The Bank currently offers fixed rate products with maturities up to 30 years.

         The Bank is an approved FHA/VA Lender. This designation authorizes the Bank to make certian types of government loans for sale in the secondary market. In addition, the Bank offers FHA Title I home improvement loans. As of December 31, 2000, the Bank had three lending officers on its staff. Loans which meet the Bank's underwriting criteria will be kept in the Bank's loan portfolio. Loans may be sold in the secondary market as determined by management.

         Construction Loans. Construction lending is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser if the property will not be owner-occupied. The Company generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area, using conservative underwriting guidelines, and closely monitoring the construction process. There were 19 construction loans in the Bank's portfolio at December 31, 2000 totaling $1.3 million or 7.4% of the total portfolio.

         Commercial Real Estate Loans. The Company's commercial real estate loan portfolio primarily consists of loans secured by office buildings, retail establishments, churches and multi-family dwellings located within the Company's primary market area. Commercial real estate loans amounted to $5.7 or 32.6% of the total loan portfolio at December 31, 2000. The largest commercial real estate loan at December 31, 2000 was $500,000 and the remaining commercial real estate loan portfolio at December 31, 2000 consisted of 33 loans with an average balance of $159,000.

         Nonresidential real estate loans may have terms up to 30 years and generally have adjustable rates of interest. As part of its commitment to loan quality, the Company's senior management reviews each nonresidential loan prior to approval by the Board of Directors. All loans are based on the appraised value of the secured property and loans are generally not made in amounts in excess of 70% of the appraised value of the secured property. All appraisals are performed by an independent appraiser designated by the Company and are reviewed by management. In originating nonresidential loans, the Company considers the quality of the property, the credit of the borrower, the historical and projected cash flow of the project, the location of the real estate and the quality of the property management. The Company originated $1,019,000 and purchased participations totaling $4,551,000 in commercial real estate loans in 2000 and originated $40,000 in 1999.

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

         Consumer Loans. The Company's consumer loans consist of loans on deposits, boat, automobile and second mortgage loans. At December 31, 2000, loans on deposits amounted to $638,000, representing 34.5% of total consumer loans and 3.6% of the total loan portfolio, before net items. Loans secured by deposit accounts are generally offered with an interest rate equal to 2% above the rate on the deposit account.

         The Company's second mortgage loans amounted to $351,000 or 2.0% of the total loan portfolio at December 31, 2000. The second mortgages are secured by one-to-four family residences, are for a fixed amount and a fixed term, and are made to individuals for a variety of purposes.

         The Company's other consumer loans consisted of 60 loans in the aggregate amount of $859,000 or 4.9% of the total loan portfolio at December 31, 2000. The largest of these loans, in the amount of $64,000 or .36% of the total loan portfolio at December 31, 2000, is secured by a boat.

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

         Loan origination fees or "points" are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. The Company's loan origination fees are offset against direct loan origination costs, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 2000, the Company had approximately $101,000 of loan fees which had been deferred. The deferred loan fees are being recognized as income over the lives of the related loans.

Asset Quality
         Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2000, in dollar amounts and as a percentage of the Company's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                            December 31, 2000
                                          ----------------------------------------------------------------------------------
                                                   30 - 59                   60 - 89                    90 or More
                                                Days Overdue               Days Overdue                Days Overdue
                                                ------------               ------------                ------------
                                                           Percent                      Percent                     Percent
                                                           of Total                    of Total                     of Total
                                          Amount            Loans       Amount           Loans       Amount           Loans
                                          ------            -----       ------            ----       ------            ----
One-to-Four Family Residential            $  794             4.51%      $  197            1.12%      $  182            1.03%
Commercial Real Estate                       332             1.89          420            2.39           16            0.09
Construction                                 831             4.72           --              --           32            0.18
Consumer                                     161             0.91           17            0.10           15            0.09
                                          ------            -----       ------            ----       ------            ----
     Total Delinquent Loans               $2,118            12.03%      $  634            3.60%      $  245            1.39%
                                          ======            =====       ======            ====       ======            ====

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

         If foreclosure is effected, the property is sold at a sheriff's sale. If the Company is the successful bidder, the acquired real estate property is then included in the Company's "real estate owned" account until it is sold. The Bank is permitted under applicable regulations to finance sales of real estate owned by "loans to facilitate" which may involve more favorable interest rates and terms than generally would be granted under the Bank's underwriting guidelines. At December 31, 2000, the Bank had two loans to facilitate.

         The Company generally places loans on non-accrual status when the payment of interest becomes more than 90 days past due or when interest payments are otherwise deemed uncollectible.

The following table sets forth the amount of the Company's non-performing assets at the dates indicated.

                                                     December 31,
                                             2000        1999       1998
                                            ------      ------      ----
                                                 (Dollars in Thousands)
Nonperforming Assets:
     Non-Accruing Loans                     $  211      $  177      $737
     Real Estate Owned, Net (1)                251         251        62
                                            ------      ------      ----
         Total Nonperforming Assets         $  462      $  428      $799
                                            ======      ======      ====
Troubled Debt Restructurings                $   --      $   --      $  6
                                            ======      ======      ====
Total Nonperforming Loans and
     Troubled Debt Restructurings
     as a Percent of Total Loans              1.20%       1.75%     8.20%

Total Nonperforming Assets and
     Troubled Debt Restructurings
     as a Percent of Total Assets             0.94%       0.92%     1.70%

------------------------------------

(1) Net of related loss allowances as of each date shown, which allowances at December 31, 2000, 1999 and 1998 amounted to $312,000, $312,000 and
     $35,000, respectively, for real estate owned.

                      ------------------------------------

         The $211,000 of non-accruing loans at December 31, 2000 consisted of seven one-to four- family residential loans for $182,000, one second mortgage loan for $13,000 and one commercial real estate loan for $16,000. The largest non-accruing loan at December 31, 2000 consisted of a $63,000 adjustable-rate real estate loan secured by a residence.

         The Company's real estate owned at December 31, 2000 consisted of a former furniture store and warehouse, a one-to-four family residential property and unimproved land. The $251,000 of real estate owned at December 31, 2000 is net of a $312,000 allowance for loss. See Note G of Notes to Consolidated Financial Statements.

         Classified Assets. All loans are reviewed on a regular basis under the Company's asset classification policy. The Company's total classified assets at December 31, 2000 (excluding loss assets specifically reserved for amounted to $566,000, of which $0 was classified as special mention and $566,000 was classified as substandard. The largest classified asset at December 31, 2000 consisted of other real estate totaling $512,000. The Company has established reserves of $261,000 on this former furniture store and warehouse. See "Asset Quality-Classified Assets."

         The remaining $315,000 of substandard assets at December 31, 2000 consisted of (1) residential mortgage loans totaling $273,000, of which the largest loan had a balance of $63,000 at December 31, 2000, (2) other real estate property with a balance of $50,000 which is fully reserved and (3) consumer loans totaling $42,000. The $63,000 substandard residential mortgage loan is secured by a one-to-four family residence. See "Regulation - The Bank - Classified Assets."

         Allowance for Loan Losses. At December 31, 2000, the Company's allowance for loan losses amounted to $262,000 or 1.5% of the total loan portfolio. The Company's loan portfolio consists of one-to-four family residential loans, commercial real estate loans, construction loans, home improvement loans and consumer loans. The loan loss allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on prior loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates which are subject to change over time. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

         The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

                                           At or for the Year Ended December 31,
                                               2000         1999         1998
                                             --------     --------     --------
                                                          (Dollars in Thousands)

Total Loans Outstanding                      $ 17,609     $ 10,110     $  9,885
                                             ========     ========     ========
Allowance for Loan Losses
--------------------------
     Beginning Balance                       $    230     $    506     $    482
     Provision (Credit) for Loan Losses            39           --           24
     Loans (Charged-Off) Recovered (1)             (7)        (276)          --
                                             --------     --------     --------
     Ending Balance                          $    262     $    230     $    506
                                             ========     ========     ========
Allowance for Loan Losses as a Percent of
     Total Loans Outstanding                     1.49%        2.27%        5.10%

Allowance for Loan Losses as a Percent of
     Nonperforming Loans and Troubled
     Debt Restructurings                       124.17%      129.94%       68.10%

 ---------------------------

(1)  There were no loan charge-off or recoveries in 1998.

         The following table presents the allocation of the Company's allowance for loan losses by type of loan at each of the dates indicated.

                                                                     December 31,
                                     ----------------------------------------------------------------------------
                                            2000                        1999                        1998
                                     --------------------        --------------------        --------------------
                                                    Loan                      Loan                        Loan
                                                  Category                  Category                    Category
                                     Amount       as a % of     Amount      as a % of      Amount       as a % of
                                      of           Total          of          Total          of           Total
                                   Allowance       Loans       Allowance      Loans       Allowance       Loans
                                   ---------     ----------    ---------    --------      ---------      --------
One-to-Four Family Residential       $177            67.6%       $200            87.0%       $214            81.4%
Construction                           --              --          --              --          --              --
Commercial Real Estate                 70            26.7          --              --         272             6.9
Consumer                               15             5.7          30            13.0          20            11.7
                                     ----         -------        ----         -------        ----         -------
     Total                           $262           100.0%       $230           100.0%       $506           100.0%
                                     ====         =======        ====         =======        ====         =======

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

        The $22.0 million of mortgage-backed securities at December 31, 2000 were accounted for as available for sale and are thus carried at market value. For additional information relating to the Company's mortgage-backed securities, see Note E of Notes to Consolidated Financial Statements.

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

         The following table sets forth the composition of the Company's mortgage-backed securities at each of the dates indicated.

                                                              December 31,
                                                     ---------------------------

                                                      2000      1999      1998
                                                     -------   -------   -------
                                                           (In Thousands)
Mortgage- Backed Securities Available for Sale:
      FNMA                                           $12,840   $14,284   $16,476
      FHLMC                                            3,366     5,052     3,941
      GNMA                                             5,820     6,718     6,975
                                                     -------   -------   -------
          Total                                      $22,026   $26,054   $27,392
                                                     =======   =======   =======


         Information regarding the contractual maturities and weighted average yield of the Company's mortgage-backed securities portfolio at December 31, 2000 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

                                                Amounts at December 31, 2000 Which Mature in
                                -------------------------------------------------------------------------------
                                One Year        After One to     After Five to       Over 10
                                Or Less          Five Years        10 Years            Years             Total
                                -------           -------           -------           -------           -------
                                                          (Dollars In Thousands)
Available for Sale:
     FNMA                       $ 1,790           $ 4,241           $ 2,880           $ 3,929           $12,840
     FHLMC                          283               831               844             1,408             3,366
     GNMA                           945             2,291             1,336             1,248             5,820
                                -------           -------           -------           -------           -------
         Total                  $ 3,018           $ 7,363           $ 5,060           $ 6,585           $22,026
                                =======           =======           =======           =======           =======
Weighted Average Yield             6.47%             6.52%             6.60%             6.60%             6.56%
                                =======           =======           =======           =======           =======

         The following table sets forth the purchases, sales and principal repayments of the Company's mortgage-backed securities during the periods indicated.

                                             At or For the
                                        Year Ended December 31,
                                 ----------------------------------
                                   2000         1999         1998
                                 --------     --------     --------
                                               (Dollars in Thousands)

Mortgage- Backed Securities at
      Beginning of Period        $ 26,054     $ 27,392     $ 28,445
Purchases                           2,773        6,003        5,538
Repayments                         (4,156)      (6,195)      (5,578)
Sales                              (3,071)          --       (1,136)
Mark to Market Adjustments            459       (1,054)         197
Amortizations of Premiums and
      Discounts, Net                  (33)         (92)         (74)
                                 --------     --------     --------
Mortgage- Backed Securities at
      End of Period              $ 22,026     $ 26,054     $ 27,392
                                 ========     ========     ========
Weighted Average Yield at
      End of Period                  6.56%        5.74%        6.53%
                                 ========     ========     ========

Investment Securities

         The investment policy of the Company, which is established by the Board of Directors, is designed to maintain liquidity within regulatory limits, maintain a balance of high-quality investments to minimize risk, provide collateral for pledging requirements, provide alternative investments when loan demand is low, maximize returns while preserving liquidity and safety, and manage interest rate risk. The Bank is required to maintain certain liquidity ratios and does so by investing in securities that qualify as liquid assets under OTS regulations. Such securities include obligations issued or fully guaranteed by the United States Government and certain federal agency obligations.

         Investment securities (excluding FHLB stock) totaled $5.2 million or 10.6% of total assets at December 31, 2000. All $5.2 million of investment securities, which consists of U.S. Government and agency securities, and equity securities are accounted for as available for sale and are carried at market value. Of the $5.2 million of investment securities, $1.5 million or 29.6% mature within five years of December 31, 2000.

         The following table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated.

                                                                        December 31,
                                     ---------------------------------------------------------------------------------
                                            2000                           1999                         1998
                                    ----------------------        ----------------------       -----------------------
                                    Carrying        Market        Carrying        Market       Carrying        Market
                                      Value         Value          Value          Value          Value          Value
                                     ------         ------         ------         ------         ------         ------
                                                                     (In Thousands)
Available for Sale:
     FHLB Notes                      $2,699         $2,699         $2,591         $2,591         $2,749         $2,749
     FNMA Notes                         263            263            216            216            734            734
     FHLMC Notes                      1,428          1,428          1,372          1,372          1,454          1,454
     SBA                                507            507            983            983             --             --
     Other                              286            286            348            348            367            367
                                     ------         ------         ------         ------         ------         ------
Total Available for Sale              5,183          5,183          5,510          5,510          5,304          5,304
                                     ------         ------         ------         ------         ------         ------
Held to Maturity
     FHLB Stock                         585            585            541            541            512            512
                                     ------         ------         ------         ------         ------         ------
Total Held to Maturity                  585            585            541            541            512            512
                                     ------         ------         ------         ------         ------         ------
     Total                           $5,768         $5,768         $6,051         $6,051         $5,816         $5,816
                                     ======         ======         ======         ======         ======         ======

     The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2000. No tax-exempt yields have been adjusted to a tax-equivalent basis.

                                                   Amounts at December 31, 2000 Which Mature in
                                     ----------------------------------------------------------------------------
                                     One Year      After One to    After Five to        Over 10
                                     Or Less        Five Years        10 Years           Years             Total
                                     -------       ------------    -------------        -------            ------
                                              (Dollars In Thousands)
Bonds and Other Debt Securities
     Available for Sale:
    FNMA                             $  263            $  --           $    --           $   --            $  263
    FHLMC                                --              741             2,416              972             4,129
    GNMA                                 --               --                --               --                --
    SBA                                 466               40                 2               --               508
    Other                                --               --                --              234               234
                                     ------            -----           -------           ------            ------

    Total                            $  729            $ 781           $ 2,418           $1,206            $5,134
                                     ======            =====           =======           ======            ======

Weighted Average Yield                 5.07%            5.77%             6.58%            6.86%             6.53%
                                     ======            =====           =======           ======            ======
Equity Securities:
    Other                                51               --                --               --                51
    FHLB Stock (1)                       --               --                --              585               585
                                     ------            -----           -------           ------            ------
    Total                            $   51            $  --           $    --           $  585            $  636
                                     ======            =====           =======           ======            ======
Weighted Average Yield                  --%               --%               --%            8.00%             8.00%
                                     =====             =====           =======           ======            ======

(1) As a member of the FHLB of Dallas, the Bank is required to maintain its investment in FHLB stock, which has no stated maturity.

                      ------------------------------------

     At December 31, 2000, the Company's investments in any one issuer which exceeded more than 10% of the Company's total stockholders' equity were FHLB notes which had both a carrying value and a market value of $2.7 million at December 31, 2000 and FHLMC notes which had both a carrying value and a market value of $1.4 million at December 31, 2000.

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

     Deposits. The Company's deposits are attracted principally from within the Company's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market deposit accounts ("MMDA's"), regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $3.8 million or 9.7% of total deposits at December 31, 2000. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

     The large variety of deposit accounts offered by the Bank has increased the Bank's ability to retain deposits and allowed it to be more competitive in obtaining new funds, but has not eliminated the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities). During periods of high interest rates, deposit accounts that have adjustable interest rates have been more costly than traditional passbook accounts. In addition, the Bank is subject to short-term fluctuations in deposit flows because funds in transaction accounts can be withdrawn at any time and because 58.3% of the certificates of deposit at December 31, 2000 mature in one year or less. The Bank's ability to attract and maintain deposits is affected by the rate consciousness of its customers and their willingness to move funds into higher-yielding accounts. The Bank's cost of funds has been, and will continue to be, affected by money market conditions.

     The following table shows the distribution of, and certain other information relating to, the Company's deposits by type of deposit, as of the dates indicated.

                                                                             December 31,
                                              -------------------------------------------------------------------------
                                                     2000                        1999                      1998
                                              ---------------------      ---------------------      -------------------
                                                                         (Dollars in Thousands)
                                              Amount           %          Amount          %         Amount          %
                                              -------       -------      -------        ------      -------       -----
Certificate Accounts:
     2.00% - 2.99%                            $    --            --%     $    22           0.1%     $    --          --%
     3.00% - 3.99%                                 --            --            9           0.0           --          --
     4.00% - 4.99%                              1,334           3.4        7,738          20.2           --          --
     5.00% - 5.99%                              6,456          16.7       17,844          46.5       24,873        63.0
     6.00% - 6.99%                             21,589          55.7        4,255          11.1        5,942        15.0
     7.00% - 7.99%                                571           2.3          882           2.3           --          --
     8.00% or more                                 --            --           --            --           --          --
                                              -------       -------      -------        ------      -------       -----
        Total Certificate Accounts             29,950          77.3       30,750          80.1       30,815        78.0

Transaction Accounts:
     Passbook Savings                           4,178          10.8        4,680          12.2        5,128        13.0
     MMDAs                                      2,312           6.0          693           1.8          802         2.0
     Demand and NOW Accounts                    2,290           5.9        2,245           5.9        2,750         7.0
                                              -------       -------      -------        ------      -------       -----
        Total Transaction Accounts              8,780          22.7        7,618          19.9        8,680        22.0
                                              -------       -------      -------        ------      -------       -----
Total Deposits                                $38,730         100.0%     $38,368         100.0%     $39,495       100.0%
                                              =======       =======      =======       =======      =======       =====

     The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                                    Year Ended December 31,
                                            ------------------------------------------------------------------------------
                                                    2000                        1999                        1998
                                            ----------------------      ----------------------      ----------------------
                                                          Average                     Average                      Average
                                            Average         Rate        Average         Rate        Average         Rate
                                            Balance         Paid        Balance         Paid        Balance         Paid
                                            -------        -------      -------        -------      -------        -------
                                                                 (Dollars in Thousands)

Passbook Savings Accounts                   $ 4,454           2.69%     $ 4,689           2.62%     $ 5,295           2.63%
Demand and NOW Accounts                       1,888           1.75        1,624           1.85        1,413           2.10
MMDAs                                         1,194           2.35          717           2.55          993           2.55
Certificates of Deposit                      29,860           5.80       34,857           5.37       32,054           5.50
                                            -------        -------      -------        -------      -------        -------

     Total Interest-Bearing Deposits        $37,396           5.11%     $41,887           4.88%     $39,755           4.92%
                                            =======        =======      =======        =======      =======        =======

      The following table sets forth the savings flows of the Company during the periods indicated.

                                                       Year Ended December 31,
                                                   -----------------------------
                                                    2000       1999       1998
                                                   -------    -------    -------
                                                         (In Thousands)

Increase (Decrease) Before Interest Credited (1)   $(1,581)   $(2,990)   $ 2,077
Interest Credited                                    1,943      1,863      1,471
                                                   -------    -------    -------
     Net Increase (Decrease) in Deposits           $   362    $(1,127)   $ 3,548
                                                   =======    =======    =======
------------------------------------

(1) The information provided is net of deposits and withdrawals because the gross amount of deposits and withdrawals is not readily available.

                          ------------------------------------

         The Bank attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area, but does not necessarily seek to match the highest rates paid by competing institutions. The Bank has generally not taken a position of price leadership in its markets, except when there has been an opportunity to market longer term deposits.

         The principal methods used by the Bank to attract deposits include the offering of a wide variety of services and accounts, competitive interest rates and convenient office locations.

         The Bank does not advertise for deposits outside of its primary market area. At December 31, 2000, the Bank had no deposits that were obtained through deposit brokers. The Bank does not actively solicit broker deposits and does not pay fees to such brokers.

         The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 2000 which mature during the periods indicated.

                                      Balance at December 31, 2000
                               Maturing in the 12 Months Ending December 31,
                             -----------------------------------------------
                              2001       2002      2003  Thereafter   Total
                             -------   -------   -------   -------   -------
Certificates of Deposit                 (In Thousands)
-----------------------
2.00% - 2.99%                $    --   $    --   $    --   $    --   $    --
3.00% - 3.99%                     --        --        --        --        --
4.00% - 4.99%                  1,151       123        28        32     1,334
5.00% - 5.99%                  3,552     2,747       157        --     6,456
6.00% - 6.99%                 12,743     4,437     3,257     1,152    21,589
7.00% - 7.99%                     92       244       133       102       571
                             -------   -------   -------   -------   -------
Total Certificate Accounts   $17,538   $ 7,551   $ 3,575   $ 1,286   $29,950
                             =======   =======   =======   =======   =======

         The following table sets forth the maturities of the Company's certificates of deposit of $100,000 or more at December 31, 2000 by time remaining to maturity.

Maturing During Quarter Ending                               Amounts
------------------------------                               -------
                                                          (In Thousands)

March 31, 2001                                               $   --
June 30, 2001                                                    --
September 30, 2001                                               --
December 31, 2001                                                --
After December 31, 2001                                       3,361
                                                             ------
     Total Certificates of Deposit With
     Balances of $100,000 or More                            $3,361
                                                             ======

Borrowings

         The Bank may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, investment securities and mortgage-backed securities, provided certain standards related to credit worthiness have been met. See "Regulation - The Bank
- Federal Home Loan Bank System." Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At December 31, 2000, outstanding advances from FHLB totaled $3,000,000, at 6.598%, maturing February 20, 2001, collateralized by mortgage-backed securities. The Bank had advances from the FHLB at December 31, 1999 totaling $1,000,000 at 5.923%, which matured January 20, 2000, collateralized by mortgage-backed securities.

Subsidiaries

         The Bank is a wholly-owned subsidiary of the Company. At December 31, 2000, the Bank had no subsidiaries. Under Louisiana law, a state-chartered association may invest up to 10% of its assets in service organizations or corporations.

         On December 23, 1996, the Company acquired a 70% interest in Jefferson Community Lending, which was engaged in the business of mortgage lending. During 1998, the Company continued a restructuring plan to reduce costs and increase future operating efficiencies by consolidating the operations of Jefferson Lending into those of the Bank and commencing the dissolution of Jefferson Community Lending.

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

Employees

         The Company and its subsidiaries had 24 full-time employees at December 31, 2000. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

                                   REGULATION

The Company

      General. The Company, as a registered savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

      Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "The Bank - Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "The Bank - Qualified Thrift Lender Test."

         If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, except upon prior notice to and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business;
(iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the FRB as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

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

         In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2000, the Bank was in compliance with the above restrictions.

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


The Bank

         General. The OFI is the Bank's chartering authority, and the OTS is the Bank's primary federal regulator. The OTS and the OFI have extensive authority over the operations of Louisiana-chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and the OFI and are subject to periodic examinations by the OTS, the OFI and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors.

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

         Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

         Under current FDIC regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized," "adequately capitalized," and "undercapitalized" --which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern.

         The deposits of the Bank are currently insured by the SAIF. Both the SAIF and the BIF, the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits.

         In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally range from zero basis points to 27 basis points. From 1998 through 1999, SAIF members will pay 6.4 basis points to fund the FICO, while BIF member institutions will pay approximately 1.3 basis points. The Bank's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.4 basis points effective January 1, 1998.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

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

         Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital is given the same definition as core capital but is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. At December 31, 2000, the Bank had no intangible assets which are deducted in computing its tangible capital. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At December 31, 2000, the Bank had no subsidiaries.

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

         At December 31, 2000, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 13.8%, 13.8% and 38.1%, respectively. The following table sets forth the Bank's compliance with each of the above-described capital requirements as of December 31, 2000.

                                                     Tangible        Core         Risk-Based
                                                     Capital       Capital (1)    Capital (2)
                                                     -------       ----------     -----------
                                                               (Dollars in Thousands)

Capital Under GAAP                                   $6,554          $6,554          $6,554
Additional Capital Items:
     General Valuation Allowances (3)                    --              --             238
     Net Realized Loss on Securities
        Available for Sale                              273             273             273
                                                     ------          ------          ------
Regualtory Capital                                    6,827           6,827           7,065
Minimum Required Regulatory Capital (4)                 739           1,479           1,483
                                                     ------          ------          ------
Excess Regulatory Capital                            $6,088          $5,348          $5,582
                                                     ======          ======          ======


Regulatory Capital as a Percentage                    13.85%          13.85%          38.12%
Minimum Capital Required as a Percentage (4)           1.50            3.00            8.00
                                                     ------          ------          ------
Regulatory Capital as a Percentage
     in Excess of Requirements                        12.35%          10.85%          30.12%
                                                     ======          ======          ======

------------------------------------

(1) Does not reflect the 4.0% requirement to be met in order for an institution to be "adequately capitalized." See "Prompt Corrective Action."

(2) Does not reflect the interest-rate risk component in the risk-based capital requirement, the effective date of which has been postponed as discussed above.

(3) General valuation allowances are only used in the calculation of risk-based capital. Such allowances are limited to 1.25% of risk-weighted assets.

(4) Tangible and core capital are computed as a percentage of adjusted total assets of $49.3 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $18.5 million.

                      ------------------------------------

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

         At December 31, 2000, the Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

         Safety and Soundness. The OTS and other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The OTS and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. The Bank believes that it is in compliance with these guidelines and standards.

         Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At December 31, 2000, the Bank's liquidity ratio was 62.50%.

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

         Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's tangible, core or risk-based capital ratio exceeds its tangible, core or risk-based capital requirement. Failure to meet minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval. See "Regulatory Capital Requirements."

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

         At December 31, 2000, the Bank was a Tier 1 institution for purposes of this regulation.

         Loans to One Borrower. The permissible amount of loans-to-one borrower now generally follows the national bank standard for all loans made by savings institutions. The national bank standard generally does not permit loans-to-one borrower to exceed the greater of $500,000 or 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. For information about the largest borrowers from the Bank, see "Business - Lending Activities - Real Estate Lending Standards and Underwriting Policies."

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

         Currently, the prong of the QTL test that is not based on the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 2000, the qualified thrift investments of the Bank were approximately 86.6% of its portfolio assets.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 2000, the Bank had $585,000 in FHLB stock, which was in compliance with this requirement.

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

         Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 2000, no reserves were required to be maintained on the first $4.7 million of transaction accounts, reserves of 3% were required to be maintained against the next $47.8 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%), is required against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

Louisiana Regulation

         As a Louisiana-chartered savings association, the Bank also is subject to regulation and supervision by the OFI. The Bank is required to file periodic reports with and is subject to periodic examinations at least once every three years by the OFI. The lending and investment authority of the Bank is prescribed by Louisiana laws and regulations, as well as applicable federal laws and regulations, and the Bank is prohibited from engaging in any activities not permitted by such law and regulations.

         The Bank is required by Louisiana law and regulations to comply with certain reserve and capital requirements. At December 31, 2000, the Bank was in compliance with all applicable reserve and capital requirements.

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

        The investment authority of Louisiana-chartered savings associations is broader in many respects than that of federally-chartered savings and loan associations. However, state-chartered savings associations, such as the Bank, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally-chartered savings association. This prohibition applies to equity investments in real estate, investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At December 31, 2000, the Bank was in compliance with such provisions.

         Furthermore, effective January 1, 1990, a state-chartered savings association may not engage as principal in any activity not permitted for federal associations unless the FDIC has determined that such activity would pose no significant risk to the affected deposit insurance fund and the Bank is in compliance with the fully phased-in capital standards prescribed under FIRREA. When certain activities are permissible for a federal association, the state association may engage in the activity in a higher amount if the FDIC has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the Bank meets the fully phased-in capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At December 31, 2000, the Bank had no investments which were affected by the foregoing limitations.

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

            As previously reported in the Company's Form 10-QSB for the quarterly period ended September 30, 2000, on October 4, 2000, the Office of Thrift Supervision (OTS) issued an order to "Cease and Desist" (the "Order") to the Bank. The Order was issued by the OTS as a result of their examination of the Bank as of April 10, 2000. The Order is an arrangement between the Bank and the OTS in which the Bank agrees to perform, among other things, the following within specified time periods:

(a)      the Bank shall appoint a permanent compliance officer;
(b) the Bank shall develop written policies and procedures for compliance in consumer lending, and for training lending personnel in these policies and procedures and in consumer compliance laws;
(c) the Bank shall establish a plan for internal controls and procedures to ensure compliance with compliance regulations, and provide an ongoing monitoring program to assess the effectiveness and progress of compliance controls;
(d) the Bank shall review all outstanding loans made since the last OTS compliance examination, dated June 23, 1997 to determine certain compliance matters for reporting to the OTS.

            As previously reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, on March 1, 2000 the Office of Thrift Supervision (OTS) and the Office of Financial Institutions (OFI) issued a preliminary supervisory agreement (the "Agreement") as a result of their examination of the Bank as of November 29, 1999. On April 17, 2000 the Company signed the Agreement, which, among other things, calls for the following actions to be taken within specified time periods:

(a) the Bank shall appoint a new Chief Executive Officer, two new directors and a compliance officer;

(b)      the Bank must formulate a revised three year business plan;

(c) the Bank must adopt written policy and procedures for non-real estate commercial and consumer lending; and

(d) the Bank must obtain written approval from the regional director for any contractual arrangements with employees or third parties outside of the normal course of business and for any capital distributions.

            Management believes it has taken affirmative action toward complying with the provisions of the Order and the Agreement.

                                    TAXATION

Federal Taxation

         General. The Company and the Bank are subject to the generally applicable corporate tax provisions of the Code, and the Bank is subject to certain additional provisions of the Code which apply to thrifts and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters material to the taxation of the Company and the Bank and is not a comprehensive discussion of the tax rules applicable to the Company and the Bank.

         Year. The Company and the Bank file federal income tax returns on the basis of a calendar year ending on December 31. For 2000 and 2001, the Company and the Bank intend to file a consolidated tax return.

        Bad Debt Reserves. In August 1966, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At December 31, 2000, the Bank's post -1987 excess reserves amounted to approximately $445,000. The recapture will occur over a six-year period, the commencement of which was delayed until the first taxable year beginning after December 31, 1998, since the Bank met certain residential lending requirements. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and reversal and excess bad debt reserves is adequately provided for in the Bank's deferred tax liability.

         At December 31, 2000, the federal income tax reserves of the Bank included $1.3 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Bank in connection with the conversion of the Bank to stock form, the retained earnings of the Bank are substantially restricted.

         Distributions. If the Bank were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause the Bank to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

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

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 2000, the Company had $1.0 million in NOL carryforwards for federal income tax purposes.

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

         Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Bank.

         The Company's federal income tax returns for the tax years ended December 31, 1997 forward are open under the statute of limitations and are subject to review by the IRS.


State Taxation

         The Company is subject to the Louisiana Corporation Income Tax based on its Louisiana taxable income, as well as franchise taxes. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction and an allowance for net operating losses, if any. In addition, beginning in 1998, the Bank is subject to the Louisiana Shares Tax, which is imposed on the assessed value of its stock. The formula for deriving the assessed value is to calculate 15% of the sum of (a) 20% of the company's capitalized earnings, plus (b) 80% of the company's taxable stockholders' equity, and to subtract from that figure 50% of the company's real and personal property assessment. Various items may also be subtracted in calculating a company's capitalized earnings.

Item 2. Description of Property.
--------------------------------

         At December 31, 2000, the Company and the Bank conducted their business from the Bank's main office and two branch offices in the New Orleans, Louisiana area. The following table sets forth the net book value (including furnishings and equipment) and certain other information with respect to the offices and other properties of the Company at December 31, 2000.

                                                              Net Book Value
Description/Address                     Leased/Owned           of Property
-------------------                     ------------           -----------

Main Office:
     #1 Westbank Expressway
     New Orleans, LA  70114                Leased                    $ 180

Branch Offices:
     2021 Carol Sue Ave.
     Terrytown, LA  70056                  Owned                      277

     3008 Holiday Drive
     New Orleans, LA  70131                Leased                     180
                                                                    ------
         Total                                                      $ 637
                                                                    =====

Item 3. Legal Proceedings.
--------------------------

         The Company and the Bank are involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the consolidated financial condition and results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         None.

PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

         The Company's stock is not listed on any security exchange. Therefore, the Company does not have exchange data that provides high and low stock prices. The most recent sale of the Company's stock was on March 9, 2001 at $9.00 per share.

         The payment of dividends on the common stock is subject to determination and declaration by the Board of Directors of the Company. The Board of Directors had previously adopted a policy of paying quarterly cash dividends at a rate of $0.05 per share since the Company's first dividend paid in January 1997.

         The Board of Directors, responding to regulatory requirements, has elected to suspend the payment of quarterly dividends effective the third quarter of 2000. The payment of future dividends will be subject to the requirements of applicable law and the determination by the Board of Directors that the Company's net income, capital and financial condition, banking industry trends and general economic conditions justify the payment of dividends, and it cannot be assured that dividends will continue to be paid by the Company in the future.

Item 6.  Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operation
--------------------

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

General

         The profitability of the Company and the Bank depend primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage-backed securities, loans and investment securities and interest expense on interest-bearing deposits. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Profitability also is dependent, to a lesser extent, on the level of its noninterest income, provision (credit) for loan losses, noninterest expense and income taxes. Noninterest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, federal insurance premiums, and miscellaneous other expenses.

Asset and Liability Management

         Consistent net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during periods of fluctuating market interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap", provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets repricing or maturing within a specified period exceeds the amount of interest-rate sensitive liabilities repricing or maturing within such period, and is considered negative when the amount of interest-rate sensitive liabilities repricing or maturing within a specified period exceeds the amount of interest-rate sensitive assets repricing or maturing within such period. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. However, the effects of a positive or negative gap are impacted, to a large extent, by consumer demand and by discretionary pricing by the Bank's management.

         The Bank attempts to manage its interest rate risk by maintaining a high percentage of its assets in adjustable-rate mortgage-backed securities and in adjustable-rate mortgages ("ARMs"). From 1985 to 1995, the only residential mortgages originated by the Bank were ARMs. During 1996, the Bank started offering fixed rate mortgage loans. It was the opinion of management that a mix of fixed rate and adjustable-rate mortgage products would better insulate the Bank from periods of rate fluctuation. At December 31, 2000, the Bank's fixed-rate mortgage-backed securities amounted to $1.8 million or 3.7% of total assets, its ARMs amounted to $8.6 million or 17.5% of total assets and its adjustable-rate mortgage-backed securities amounted to $20.9 million or 41.3% of total assets. The interest rates on the ARMs and on a portion of the adjustable-rate mortgage-backed securities, however, adjust no more frequently than once a year, with the amount of the change subject to annual limitations, whereas the interest rates on deposits can change more frequently and are not subject to annual limitations. A portion of the Bank's adjustable-rate mortgage-backed securities have interest rates which adjust monthly or semi-annually with limitations on the amount of the increase.

         Management also monitors and evaluates the potential impact of interest rate changes upon the market value of the Company's portfolio equity on a quarterly basis, in an attempt to ensure that interest rate risk is maintained within limits established by the Board of Directors. In August 1993 the OTS adopted a final rule incorporating an interest rate risk component into the risk-based capital rules. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value ("NPV") exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. A resulting change in NPV of more than 2% of the estimated market value of an institution's assets will require the institution to deduct 50% of that excess change. The rule provides that the OTS will calculate the interest rate risk component quarterly for each institution. The OTS has recently indicated that no institution will be required to deduct capital for interest rate risk until further notice. Because a 200 basis point increase in interest rates would have decreased the Company's NPV by less than 2% as a percentage of the estimated market value of it assets at December 31, 2000, the Company would not have been subject to any capital deduction as of December 31, 2000 if the regulation had been effective as of such date. The following table presents the Company's NPV as of December 31, 2000, as calculated by the OTS, based on information provided to the OTS by the Bank.

    Change in                                                          NPV as % of          Change in
  Interest Rates         Net Portfolio Value                            Portfolio          NPV as % of
 in Basis Points      --------------------------                         Value of         Portfolio Value
   (Rate Shock)         Amount        $ Change        % Change           Assets (1)         of Assets
-------------------   ------------   ------------    ------------    ----------------    -----------------
                       (Dollars in Thousands)

        400                $   --        $    --              -- %                -- %                 -- %
        300                 6,606         (1,464)            (18)%             13.80 %              (2.27)%
        200                 7,121           (949)            (12)%             14.63 %              (1.44)%
        100                 7,599           (471)             (6)%             15.37 %              (0.70)%
      Static                8,070              -               - %             16.07 %                  - %
       (100)                8,342            273               3 %             16.42 %               0.35 %
       (200)                8,687            617               8 %             16.88 %               0.81 %
       (300)                9,195          1,125              14 %             17.58 %               1.51 %
       (400)                   --             --              -- %                -- %                 -- %

(1) Based on the portfolio value of the Company's assets assuming no change in interest rates.

                      ------------------------------------

Changes in Financial Condition

     Assets. Total assets increased to $48.9 million at December 31, 2000 from $46.8 million at December 31, 1999.

         Mortgage-backed securities as a percentage of total assets decreased to 45.0% at December 31, 2000 from 55.7% at December 31, 1999. All of the Company's mortgage-backed securities are either insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association (FNMA") or the Government National Mortgage Association ("GNMA"). Mortgage-backed securities increase the quality of the Company's assets by virtue of the guarantees that support them, require fewer personnel and overhead costs than individual residential mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Algiers. However, mortgage-backed securities typically yield less than individual residential mortgage loans.

         At December 31, 2000, net loans receivable totaled $17.2 million or 35.2% of total assets. Of the total loan portfolio, $8.7 million or 49.5% consisted of one-to-four family residential loans. Consumer loans accounted for $1.8 million or 10.5% of the total loan portfolio, and commercial real estate loans accounted for $5.7 million or 32.6% of the portfolio.

         Mortgage-backed securities and investment securities were 45.0% and 10.6% of total assets, respectively, at December 31, 2000. Of such amount, $3.7 million or 7.7% of total assets mature within one year of December 31, 2000. See Notes B and E to the Consolidated Financial Statements. Cash and cash equivalents amounted to 4.2% of total assets at such date.

         Non-performing assets have remained at .9% of total assets at December 31, 2000 and 1999. Non-accruing single-family residential loans represented 39.3% of the $462,000 of total non-performing assets at December 31, 2000. The balance of non-performing assets included one commercial loan accounting for 3.5%, a second mortgage loan accounting for 2.8% and other real estate for 54.4%. At December 31, 2000, the Company's allowance for loan losses equaled $262,000 or 1.5% of total loans outstanding.

         The Company's total deposits increased during 2000 to $38.7 million at December 31, 2000 from $34.4 million at December 31, 1999. Certificates accounts decreased by $800,000 or 2.6% from December 31, 1999 to December 31, 2000, while transaction accounts increased by $1.2 million or 15.2% during the period.

         Total stockholders' equity was $7.0 million at December 31, 2000, a decrease of $131,000 from December 31, 1999. The decrease was due to a $434,000 increase in Accumulated Other Comprehensive Income, dividends of $50,000 and net loss for the year of $568,000. The decrease was partially offset by increases from a $41,000 allocation to the Employee Stock Ownership Plan, and a $12,000 allocation to the Management Retention Plan Trust.

Results of Operations

         Net income. The Company's net income decreased by $201,000 or 54.8% in 2000 and decreased by $528,000 or 327.9% in 1999. The decrease in 2000 is attributable to a decrease of $21,000 in net interest income, an increase of $439,000 in non-interest expenses, and an increase in the provision for loan losses of $39,000, partially offset by an increase of $114,000 in non-interest income, an increase in minority interest in loss of a subsidiary of $92,000, and an increase in income taxes benefit of $92,000.

         Net Interest Income. The primary source of earnings is net interest income, which is the difference between income generated from interest-earning assets and interest expense from interest-bearing liabilities. Net interest income decreased by $21,000 or 1.9% in 2000, and decreased $275,000 or 20.3% in 1999. The decrease in 2000 was due to a decrease in the interest rate spread and to a lesser extent the decrease in the ratio of average interest-earning assets to average interest-bearing liabilities. Interest rate spread is the yield on interest-earning assets minus the costs of interest-bearing liabilities.

         The Company's average interest rate spread decreased to 1.74% for 2000 from 1.86% for 1999 after decreasing from 2.24% for 1998. In addition, its ratio of average interest-earning assets to average interest-bearing liabilities decreased to 113.32% for 2000 from 114.25% for 1999, which represented a decrease from the 119.26% for 1998. The decrease in the average interest rate spread was due to the average rate paid on interest-bearing liabilities increasing, while the average yield on interest-earning assets decreased.

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


                                                                            Year Ended December 31,
                                           ----------------------------------------------------------------------------------------
                                                       2000                          1999                          1998
                                           -----------------------------    --------------------------   --------------------------
                                                                  Average                       Average                     Average
                                           Average                Yield/    Average             Yield/   Average             Yield/
                                           Balance  Interest       Rate     Balance  Interest    Rate    Balance  Interest    Rate
                                           -------   -------      ------    -------   ------    ------   -------   ------    ------
Interest- Earning Assets:
    Loans Receivable (1)                   $13,424   $ 1,111        8.28%   $ 9,543   $  881      9.23%  $ 9,983   $  916      9.18%
    Mortgage-Backed Securities              24,314     1,576        6.48     26,723    1,595      5.97    27,918    1,747      6.26
    Investment Securities (2)                5,425       364        6.71      5,407      327      6.05     4,695      364      7.75
    Other Interest-Earning Assets            1,765        80        4.53      1,931      137      7.09     2,145      137      6.39
                                           -------   -------      ------    -------   ------    ------   -------   ------    ------

       Total Interest-Earning Assets        44,928     3,131        6.97%    43,604    2,940      6.74%   44,741    3,164      7.07%
                                           -------   -------      ------    -------   ------    ------   -------   ------    ------

Non-Interest Earning Assets                  2,443                            4,088                        2,228
                                           -------                          -------                      -------

       Total Assets                        $47,371                         $ 47,691                      $46,969
                                           =======                         ========                      =======

Interest-Bearing Liabilities:
    Passbook, NOW and Money
       Market Accounts                     $ 7,536   $   182        2.42%   $ 7,215   $  181      2.51%  $ 8,588   $  196      2.28%
    Certificates of Deposit                 29,860     1,731        5.80     30,783    1,675      5.44    28,926    1,616      5.59
                                           -------   -------      ------    -------   ------    ------   -------   ------    ------
       Total Deposits                       37,396     1,913        5.12     37,997    1,856      4.88    37,514    1,812      4.83

    FHLB Advances                            2,318       162        6.99        167        7      4.19        --       --        --
                                           -------   -------      ------    -------   ------    ------   -------   ------    ------

       Total Interest-Bearing Liabilities   39,714     2,075        5.22%    38,164    1,863      4.88%   37,514    1,812      4.83%
                                           -------   -------      ------    -------   ------    ------   -------   ------    ------

Non-Interest Bearing Liabilities (3)           740                            1,678                          395
                                           -------                          -------                      -------

       Total Liabilities                    40,454                           39,842                       37,909

Stockholders' Equity                         6,917                            7,849                        9,060
                                           -------                          -------                      -------
       Total Liabilities and
         Stockholders' Equity              $47,371                          $47,691                      $46,969
                                           =======                         =======                       =======

Net Interest-Earning Assets                $ 5,214                          $ 5,440                      $ 7,227
                                           =======                          =======                      =======

Net Interest Income; Average
    Interest Rate Spread                             $ 1,056        1.74%             $1,077     1.86%             $1,352      2.24%
                                                     =======      -------             ======    ------             ======    ------

Net Interest Margin (4)                                             2.35%                         2.47%                       3.02%
                                                                   =====                        ======                       ======

Average Interest-Earning Assets
    to Average Interest-Bearing
    Liabilities                                                   113.13%                       114.25%                     119.26%
                                                                  ======                        ======                      =======

-------------------------------------

(1) Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discount, loans in process and allowance for loan losses.
(2)  Includes non-accruing investment securities during the respective periods.
(3)  Includes non-interest-bearing deposits.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                      ------------------------------------

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

                                                     2000 vs. 1999                             1999 vs. 1998
                                           ---------------------------------         ---------------------------------
                                               Increase (Decrease) Due to              Increase (Decrease) Due to
                                           ---------------------------------         ---------------------------------
                                                                       Total                                   Total
                                                                      Increase                                Increase
                                            Rate        Volume       (Decrease)      Rate         Volume      (Decrease)
                                           -----         -----         -----         -----         -----         -----
                                                     (In Thousands)                            (In Thousands)
Interest Income:
     Loans Receivable                      $(128)        $ 358         $ 230         $   5         $ (40)        $ (35)
     Mortgage- Backed Securities             125          (144)          (19)          (77)          (75)         (152)
     Investment Securities                    36             1            37           (92)           55           (37)
     Other Interest-Earning Assets           (45)          (12)          (57)           14           (14)           --
                                           -----         -----         -----         -----         -----         -----

        Total Interest Income                (13)          204           191          (150)          (74)         (224)
                                           -----         -----         -----         -----         -----         -----

Interest Expense:
     Passbook, NOW and Money
        Market Accounts                       (7)            7            --            17           (32)          (15)
     Certificates of Deposit                 106           (49)           57           (46)          105            59
                                           -----         -----         -----         -----         -----         -----

        Total Deposits                        99           (42)           57           (29)           73            44
     FHLB Advances                            65            90           155            --             7             7
                                           -----         -----         -----         -----         -----         -----

        Total Interest Expense               164            48           212           (29)           80            51
                                           -----         -----         -----         -----         -----         -----

Increase (Decrease) in Net
     Interest Income                       $(177)        $ 156         $ (21)        $(121)        $(154)        $(275)
                                           =====         =====         =====         =====         =====         =====

         Interest Income. Interest on loans increased $230,000 or 26.1% in 2000 due to an increase in the average outstanding balances of $3.9 million partially offset by a decrease in the weighted average yields on loans receivable to 8.28% from 9.23%. A substantial portion of the loans have adjustable interest rates, and the change in the average yields reflects the general change in market interest rates.

         Interest on mortgage-backed securities decreased by $19,000 or 1.2% in 2000 from 1999, due to a $2.4 million or 9.0% decrease in the average balance, partially offset by an increase in the average yield to 6.48% in 2000 from 5.97% in 1999. The average balance decreased as $3.1 million of mortgage-backed securities were sold, partially offset by a market value adjustment for unrealized losses decrease of $459,000 in 2000 from a $1.1 million loss adjustment in 1999. The increased yield was due to the interest rate on a large portion of the adjustable-rate mortgage-backed securities adjusting upward in 2000.

         Interest on investment securities increased by $37,000 or 11.3% in 2000 from 1999, due to an increase in the average rate to 6.71% in 2000 from 6.05% in 1999, and an increase in the average balance of $18,000 from 1999.

         Other interest income, which consists of dividends on FHLB stock and interest on overnight deposits at the FHLB, decreased by $57,000 or 41.6% in 2000 from 1999, due to a decrease in the average balance of $166,000 and a decrease in the average yield to 4.53% in 2000 from 7.09% in 1999.

         Total interest income increased by $191,000 or 6.5% in 2000 from 1999, due to a $1.3 million or 3.0% increase in the average balance of total interest-earning assets and an increase in the average yield to 6.97% in 2000 from 6.74% in 1999.

         Interest Expense. Interest on deposits increased by $57,000 or 3.1% in 2000 over 1999, due to an increase in the average rate to 5.12% in 2000 from 4.88% in 1999, partially offset by a $601,000 or 1.6% decrease in the average balance. The decrease in the average balance was primarily due to a decrease in the average balance of certificates of deposit. The average rate paid on certificates of deposit increased to 5.80% in 2000 from 5.44% in 1999, which increase was partially offset by an decrease in the average rate paid by the Company on its transaction accounts to 2.42% in 2000 from 2.51% in 1999.

         Interest on FHLB advances increased by $155,000 or 2,214.3% in 2000 from 1999, primarily due to an increase in the average balance of FHLB advances of $2.1 million in 2000.

         Total interest expense increased by $212,000 or 11.4% in 2000 over 1999, primarily due to the increase in the average balance of FHLB advances.

         Provision (Credit) for Loan Losses. The Company provided $39,000, $0, and $24,000 of its allowance for loan losses in 2000, 1999 and 1998, respectively. The allowance for loan losses amounted to $262,000 or 1.5% of the total loan portfolio at December 31, 2000.

         Non-Interest Income. Service charges and fees, which primarily consist of fees collected on loans sold in the secondary market and charges for ATM usage, checking accounts, overdrafts and late payments, increased by $97,000 or 97.0% in 2000 from 1999. This increase was primarily due to an increase in fees collected on loans sold in the secondary market.

         Other non-interest income amounted to $50,000 and $21,000 in 2000 and 1999, respectively.

         Total non-interest income increased by $114,000 or 85.7% in 2000 from 1999, primarily due to an increase of $97,000 in service charges and fees and an increase in other income of $29,000, partially offset by a decrease of $10,000 in recapture of allowance on GOC bonds.

         Non-Interest Expense. Compensation and benefits increased by $353,000 or 52.8% in 2000 over 1999, due to an increase in the Company's workforce related to the increase in lending.

         Occupancy and equipment expenses increased by $30,000 or 7.4% in 2000 over 1999, primarily due to an increase in the office expenses related to the subsidiary, Algiers.Com, and an increase in depreciation expense.

         Federal insurance premiums decreased by $19,000 or 59.4% in 2000 from 1999.

         In 2000 the Company sold $3.1 million of mortgage-backed securities and $71,000 of investment securities which were part of the available for sale portfolio and which resulted in a loss of $3,000. There were no sales of mortgage-backed securities or investment securities during 1999.

         Computer expenses decreased by $26,000 or 33.8% in 2000 from 1999, primarily due to less technical support for the new computer system.

         Professional services increased $9,000 or 3.4% in 2000 from 1999, due to an increase in consulting fees.

         Bank service charge expense decreased $24,000 or 64.9% in 2000 from 1999, due to a change in the Bank's clearing organization.

         The Bank's real estate owned expense, net increased by $28,000 in 2000 from 1999, primarily due to a full year of maintaining a large real estate owned property that was only owned a partial year by the Bank at December 31, 1999. The real estate owned at December 31, 2000 consisted of a former furniture store and warehouse, a one-to-four family residential property and unimproved land.

         Other non-interest expense, which primarily consists of insurance and bond premiums, postage and supplies, and other operating expenses increased by $85,000 or 27.2% in 2000 from 1999. The increase was primarily due to an increase in advertising costs.

         Total non-interest expense increased by $439,000 or 24.3% in 2000 from 1999, primarily due to increases of $353,000 in compensation and benefits, $30,000 in occupancy and equipment, $9,000 in professional services, $85,000 in other expenses, $28,000 in real estate owned expenses, and a $3,000 loss on sale of investments, partially offset by decreases of $24,000 in bank services charges, $26,000 of computer expenses, and $19,000 in SAIF assessment and insurance premiums. Total non-interest expense as a percent of average assets was 4.75% in 2000 compared to 3.8% in 1999.

         Federal Income Tax Expense(Benefit). The Company's federal income tax benefit increased by $92,000 or 47.4% in 2000 from 1999. The effective tax rate for 2000, 1999 and 1998 was 33.5%, 36.4% and 39.5%, respectively

         The Company had a deferred tax valuation reserve of $199,000, $184,000 and $182,000 at December 31, 2000, 1999 and 1998, respectively. Other components of the valuation reserve consist of allowances for loan losses and real estate owned losses. For additional information, see Note I of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

         Algiers is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At December 31, 2000, Algiers' liquidity was 62.50% or $24.5 million in excess of the minimum OTS requirement.

         Cash was used in Algiers' operating activities during 2000 and 1999 primarily as a result of the net loss for the periods. The adjustments to reconcile net income to net cash provided by operations during the periods presented consisted primarily of the provision for depreciation and amortization, accretion of the premiums on investments, recovery of loan losses, gains and losses on the sale of assets, and increases or decreases in various receivable and payable accounts. The primary investing activities of Algiers are the purchase of mortgage-backed securities and the origination of loans, which are primarily funded with the proceeds from repayments and prepayments on existing loans and mortgage-backed securities and the maturity of mortgage-backed securities. Investing activities used net cash in 2000 primarily due to the net increase in loans and in 1999 primarily because the amount of mortgage-backed securities and investments purchased exceeded the amount matured. Financing activities provided net cash in 2000 primarily due to advances from FHLB exceeding repayments. Finance activities used net cash in 1999 due to the purchases of treasury stock of $148,000, and a decrease in deposits of $1.1 million, partially offset by an increase of $1 million in FHLB advances. Total cash and cash equivalents amounted to $2.0 million at December 31, 2000. See the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

         At December 31, 2000, Algiers had outstanding commitments to originate $3.4 million of commercial and one-to four-family residential loans (including undisbursed construction loans). At the same date, the total amount of certificates of deposit which were scheduled to mature in the following 12 months was $17.5 million. Algiers believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits to the extent desired. If Algiers requires funds beyond its internal funding capabilities, advances from the FHLB of Dallas are available as an additional source of funds.

         Algiers is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0% and 8.0% respectively. At December 31, 2000, Algiers exceeded each of its capital requirements, with tangible, core and risk-based capital ratios of 13.85%, 13.85% and 38.12%, respectively. See Note N of Notes to Consolidated Financial Statements.

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

Item 7.  Financial Statements.
-----------------------------

                              ALGIERS BANCORP, INC.
                                 & SUBSIDIARIES

                                December 31, 2000








                         Audits of Financial Statements

                                December 31, 2000
                                       and
                                December 31, 1999

                                 C O N T E N T S



Independent Auditor's Report                                             41

Consolidated Statements of Financial Condition                      42 - 43

Consolidated Statements of Operations                               44 - 45

Consolidated Statements of Comprehensive Income (Loss)                   46

Consolidated Statements of Changes in Stockholders' Equity               47

Consolidated Statements of Cash Flows                               48 - 49

Notes to Consolidated Financial Statements                          50 - 80

The Board of Directors
Algiers Bancorp, Inc. & Subsidiaries

                          Independent Auditor's Report
                          ----------------------------

         We have audited the accompanying consolidated statements of financial condition of ALGIERS BANCORP, INC. & SUBSIDIARIES, as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALGIERS BANCORP, INC. & SUBSIDIARIES as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.



                                             /s/ LaPorte, Sehrt, Romig and Hand
                                          A Professional Accounting Corporation

March 1, 2001
Metairie, Louisiana

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                     ASSETS

                                                                            December 31,
                                                                     -------------------------
                                                                      2000             1999
                                                                     --------         --------
Cash and Amounts Due from Depository Institutions                    $    615         $ 1,374
Interest-Bearing Deposits in Other Banks                                1,428           1,465
Investments Available-for-Sale, at Fair Value                           5,183           5,510
Loans Receivable - Net                                                 17,224           9,788
Mortgage-Backed Securities - Available-for-Sale,
    at Fair Value                                                      22,026          26,054
Loans Held for Sale                                                        --             130
Stock in Federal Home Loan Bank                                           585             541
Accrued Interest Receivable                                               346             324
Real Estate Owned - Net                                                   251             251
Office Property and Equipment, (Net
    of Depreciation and Amortization)                                     717             795
Prepaid Expenses                                                           31              46
Deferred Taxes                                                            463             374
Income Tax Receivable                                                      54             105
Other Assets                                                                9               7
                                                                     --------         --------

         Total Assets                                                $ 48,932         $46,764
                                                                     ========         =======




The accompanying notes are an integral part of these financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              December 31,
                                                                      --------------------------
                                                                        2000              1999
                                                                      --------          --------
LIABILITIES
    Deposits:
       Interest Bearing                                               $ 37,819          $ 37,844
       Non-Interest Bearing                                                911               524
    FHLB Advances                                                        3,000             1,000
    Advance Payments from Borrowers for
       Insurance and Taxes                                                  75                84
    Accrued Interest Payable on Depositors' Accounts                        13                16
    Dividends Payable                                                       --                25
    Due to Affiliates                                                      141                --
    Other Liabilities                                                       68               104
                                                                      --------          --------
                                                                        42,027            39,597
    Minority Interest in Subsidiary                                        (83)               48
                                                                      --------          --------
         Total Liabilities                                              41,944            39,645
                                                                      --------          --------

STOCKHOLDERS' EQUITY
    Preferred Stock - Par Value $.01
       5,000,000 Shares Authorized; 0 Shares
       Issued and Outstanding                                               --                --
    Common Stock - Par Value $.01
       648,025 Shares Issued - 506,348 Outstanding at
       December 31, 2000 and 1999                                            6                 6
    Additional Paid-in Capital                                           6,118             6,132
    Unearned ESOP Shares                                                  (267)             (322)
    Unearned MRP Shares                                                    (24)              (36)
    Retained Earnings                                                    3,264             3,882
    Treasury Stock - 141,677 Shares in 2000 and 1999, at Cost           (1,823)           (1,823)
    Accumulated Other Comprehensive Income (Loss)                         (286)             (720)
                                                                      --------          --------
         Total Stockholders' Equity                                      6,988             7,119
                                                                      --------          --------
         Total Liabilities and Stockholders' Equity                   $ 48,932          $ 46,764
                                                                      ========          ========

                 ALGIERS BANCORP, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Dollars in Thousands)

                                                           For the Years Ended
                                                               December 31,
                                                ----------------------------------------
                                                  2000             1999            1998
                                                -------          -------         -------
INTEREST INCOME
    Loans                                       $ 1,111          $   881         $   916
    Mortgage-Backed Securities                    1,576            1,595           1,747
    Investment Securities                           364              327             364
    Other Interest-Earning Assets                    80              137             137
                                                -------          -------         -------
          Total Interest Income                   3,131            2,940           3,164
                                                -------          -------         -------

INTEREST EXPENSE
    Deposits                                      1,913            1,856           1,812
    FHLB Advances                                   162                7              --
                                                -------          -------         -------
          Total Interest Expense                  2,075            1,863           1,812
                                                -------          -------         -------
NET INTEREST INCOME                               1,056            1,077           1,352

(PROVISION) CREDIT FOR LOAN LOSSES                  (39)              --             (24)
                                                -------          -------         -------
NET INTEREST INCOME AFTER
    (PROVISION) CREDIT FOR LOAN LOSSES            1,017            1,077           1,328
                                                -------          -------         -------

NON-INTEREST INCOME
    Service Charges and Fees                        197              100              54
    Recapture of Allowance on GIC Bonds              --               10               5
    Gain on Sale of REO                              --                2              34
    Gain on Sale of Investments                      --               --              17
    Other Income                                     50               21              14
                                                -------          -------         -------
          Total Non-Interest Income                 247              133             124
                                                -------          -------         -------


The accompanying notes are an integral part of these financial statements.



                 ALGIERS BANCORP, INC. & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                        (Dollars in Thousands)


                                                        For the Years Ended
                                                           December 31,
                                            -----------------------------------------
                                              2000            1999             1998
                                            -------          -------          -------
NON-INTEREST EXPENSES
    Compensation and Benefits                 1,022              669              560
    Occupancy and Equipment                     433              403              183
    Computer                                     51               77               60
    Deposit Insurance Premium                    13               32               24
    Professional Services                       275              266              104
    Bank Service Charges                         13               37               15
    Loss on Sale of Investments                   3               --               --
    Real Estate Owned Expense - Net              41               13                7
    Other                                       398              313              282
                                            -------          -------          -------
                                              2,249            1,810            1,235
                                            -------          -------          -------

INCOME (LOSS) BEFORE INCOME TAXES
     AND MINORITY INTEREST                     (985)            (600)             217

INCOME TAX EXPENSE (BENEFIT)                   (286)            (194)             103
                                            -------          -------          -------
NET INCOME (LOSS) BEFORE MINORITY
    INTEREST IN SUBSIDIARY                     (699)            (406)             114

MINORITY INTEREST IN SUBSIDIARY                 131               39               47
                                            -------          -------          -------
NET INCOME (LOSS)                           $  (568)         $  (367)         $   161
                                            =======          =======          =======
EARNINGS (LOSS) PER SHARE                   $ (1.20)         $ (0.79)         $  0.29
                                            =======          =======          =======




The accompanying notes are an integral part of these financial statements.

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Dollars in Thousands)

                                                                        For The Years Ended
                                                                           December 31,
                                                            ------------------------------------------
                                                               2000            1999             1998
                                                             -------          -------          -------
NET INCOME (LOSS)                                            $  (568)         $  (367)         $   161

OTHER COMPREHENSIVE INCOME (LOSS),
    NET OF TAX:
       Unrealized Holding Gains (Losses) Arising
          During the Period                                      436             (911)             237

       Reclassification Adjustment for Gains
          (Losses) Included in Net Income                         (2)              --              (60)
                                                             -------          -------          -------
             Total Other Comprehensive Income (Loss)             434             (911)             177
                                                             -------          -------          -------
COMPREHENSIVE INCOME (LOSS)                                  $  (134)         $(1,278)         $   338
                                                             =======          =======          =======











The accompanying notes are an integral part of these financial statements.

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                                                                Accumulated
                                              Additional   Unearned    Unearned                   Other                   Total
                                     Common    Paid-in       ESOP         MRP      Retained   Comprehensive  Treasury  Stockholders'
                                      Stock    Capital      Shares      Shares     Earnings   Income (Loss)    Stock      Equity
                                    -------   ---------    -------     -------     --------   ------------   --------   -----------
BALANCE - December 31, 1997               6       6,122       (433)        --        4,305           14         (472)       9,542

Net Income                               --          --         --         --          161           --           --          161
Dividends Declared                       --          --         --         --         (122)          --           --         (122)
Common Stock Acquired
 by MRP Trust                            --          --         --        (60)          --           --           --          (60)
Common Stock Released by MRP Trust       --          --         --         12           --           --           --           12
ESOP Shares Released for Allocation      --          15         57         --           --           --           --           72
Purchase of Treasury Stock               --          --         --         --           --           --       (1,203)      (1,203)
Other Comprehensive Income Net
  of Applicable Deferred
  Income Taxes                           --          --         --         --           --          177           --          177
                                    -------     -------    -------    -------      -------      -------      -------      -------

BALANCE - December 31, 1998               6       6,137       (376)       (48)       4,344          191       (1,675)       8,579

Net Loss                                 --          --         --         --         (367)          --           --         (367)
Dividends Declared                       --          --         --         --          (95)          --           --          (95)
Common Stock Released by MRP Trust       --          --         --         12           --           --           --           12
ESOP Shares Released for Allocation      --          (5)        54         --           --           --           --           49
Purchase of Treasury Stock               --          --         --         --           --           --         (148)        (148)
Other Comprehensive Income (Loss)
    Net of Applicable Deferred
    Income Taxes                         --          --         --         --           --         (911)          --         (911)
                                    -------     -------    -------    -------      -------      -------      -------      -------

BALANCE - December 31, 1999               6       6,132       (322)       (36)       3,882         (720)      (1,823)       7,119

Net Loss                                 --          --         --         --         (568)          --           --         (568)
Dividends Declared                       --          --         --         --          (50)          --           --          (50)
Common Stock Released by MRP Trust       --          --         --         12           --           --           --           12
ESOP Shares Released for Allocation      --         (14)        55         --           --           --           --           41
Other Comprehensive Income (Loss)
    Net of Applicable Deferred
    Income Taxes                         --          --         --         --           --          434           --          434
                                    -------     -------    -------    -------      -------      -------      -------      -------

BALANCE - December 31, 2000         $     6     $ 6,118    $  (267)   $   (24)     $ 3,264      $  (286)     $(1,823)     $ 6,988
                                    =======     =======    =======    =======      =======      =======      =======      =======

The accompanying notes are an integral part of these financial statements.

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                    For the Years Ended
                                                                                        December 31,
                                                                       -------------------------------------------
                                                                           2000            1999              1998
                                                                       ----------       ----------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                                  $     (568)      $     (367)         $   161
    Adjustments to Reconcile Net Income (Loss) to Net
       Cash Provided by (Used in) Operating Activities:
         Depreciation and Amortization                                        212              170               48
         Provision for Loan Losses                                             39               --               24
         Premium Amortization Net of Discount Accretion                        19               47              (74)
         Gain on Sale of Real Estate Owned                                     --               (2)             (34)
         Gain on Sale of Mortgage-Backed Securities                            (9)              --              (17)
         Loss on Sale of Investment Securities                                 12               --               --
         ESOP and MRP Expense                                                  53               61               84
         (Increase) Decrease in Accrued Interest Receivable                   (22)              45             (100)
         (Increase) Decrease in Prepaid Expenses                               15               41              (68)
         (Increase) Decrease in Prepaid Income Taxes                           51              (77)             (28)
         Originations of Loans Held-for-Sale                                 (138)          (2,165)              --
         Proceeds from Sale of Loans Held-for-Sale                            268            2,035               --
         (Increase) Decrease in Other Assets                                   (2)              25              (29)
         Increase (Decrease) in Accrued Interest Payable                       (3)              (7)              22
         Increase (Decrease) in Income Tax Payable                             --               --              (17)
         Increase (Decrease) in Other Liabilities                             (36)              20               38
         Increase in Due to Affiliates                                        141               --               --
         Increase (Decrease) in Minority Interest                            (131)             (39)              87
         (Increase) Decrease in Deferred Income Taxes                        (314)            (116)              93
                                                                       ----------       ----------       ----------
            Net Cash Provided by (Used in) Operating Activities              (413)            (329)             190
                                                                       ----------       ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchases of Investment Securities - Available-for-Sale                    --           (1,009)          (5,083)
    Maturities of Investment Securities - Available-for-Sale                  470              520            3,885
    Proceeds From Sale of Investment Securities - AFS                          59               --               --
    Purchases of Mortgage-Backed Securities - Held-to-Maturity                 --               --           (1,406)
    Maturities of Mortgage-Backed Securities - Held-to-Maturity                --               --            3,399
    Purchases of Mortgage-Backed Securities - Available-for-Sale           (2,773)          (6,003)          (4,132)
    Maturities of Mortgage-Backed Securities - Available-for-Sale           4,156            6,195            2,378
    Proceeds From Sale of Mortgage-Backed Securities - AFS                  3,080               --            1,153
    Net Increase in Loans                                                  (7,475)            (742)            (228)
    Non-Cash Dividend - FHLB                                                  (44)             (29)             (29)
    Purchase of Office Properties and Equipment                              (134)            (302)            (457)
    Proceeds from Sales of Real Estate Owned                                   --               64               77
                                                                       ----------       ----------       ----------
            Net Cash (Used in) Investing Activities                        (2,661)          (1,306)            (443)
                                                                       ----------       ----------       ----------

The accompanying notes are an integral part of these financial statements.

                     ALGIERS BANCORP, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                            (Dollars in Thousands)

                                                                                   For the Years Ended
                                                                                        December 31,
                                                                        --------------------------------------------
                                                                          2000              1999              1998
                                                                        --------          --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net Increase (Decrease) in Deposits                                      362            (1,127)            3,961
    Net Increase (Decrease) in Advances from Borrowers
       for Taxes and Insurance                                                (9)              (30)                2
    Proceeds from Federal Home Loan Bank Advance                          12,750             1,000                --
    Repayment of Federal Home Loan Bank Advance                          (10,750)               --                --
    Dividends Paid                                                           (75)             (102)             (121)
    Purchase of Treasury Stock                                                --              (148)           (1,203)
    Purchases of MRP Shares                                                   --                --               (60)
                                                                        --------          --------          --------

            Net Cash Provided by (Used in) Financing Activities            2,278              (407)            2,579
                                                                        --------          --------          --------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                               (796)           (2,042)            2,326

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                              2,839             4,881             2,555
                                                                        --------          --------          --------

CASH AND CASH EQUIVALENTS - END OF YEAR                                 $  2,043          $  2,839          $  4,881
                                                                        ========          ========          ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION
       Cash Paid During the Year for:
         Interest                                                       $  2,078          $  1,870          $  1,790
         Income Taxes                                                   $     --          $     --          $    139

SUPPLEMENTAL DISCLOSURE OF NON-CASH
    TRANSACTIONS

       Dividends Declared                                               $     --          $     25          $     32
       Real Estate Owned Acquired Through Foreclosure                   $     --          $    251          $    105
       Transfer of Mortgage-Backed Securities from Held-
         to-Maturity to Available-for-Sale                              $     --          $     --          $ 19,837



The accompanying notes are an integral part of these financial statements.

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A
         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS
         Algiers Bancorp, Inc. (the "Company") was organized as a Louisiana corporation on February 5, 1996 for the purpose of engaging in any lawful act or activity for which a corporation may be formed under the Louisiana Business Corporation Law, as amended. Other than steps related to the reorganization described below, the Corporation was essentially inactive until July 8, 1996, when it acquired Algiers Bank and Trust (the "Bank"), formerly Algiers Homestead Association, in a business reorganization of entities under common control in a manner similar to a pooling of interest. Algiers Bank and Trust is engaged in the savings and loan industry. The acquired Bank became a wholly-owned subsidiary of the Company through the issuance of 1,000 shares of common stock to the Company in exchange for 50% of the net proceeds received by the Company in the reorganization.

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

         PRINCIPLES OF CONSOLIDATION
                  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Algiers Bank and Trust and Algiers.Com, Inc. and in 1998, its majority-owned subsidiary, Jefferson Community Lending, LLC. In consolidation, significant inter-company accounts, transactions, and profits have been eliminated.

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

         RECLASSIFICATIONS
                  Certain reclassifications of previously reported amounts have been made to conform with the 2000 presentation. Such reclassifications had no effect on net income.

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A
         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         MORTGAGE-BACKED SECURITIES
                  Mortgage-backed securities represent participating interests in pools of first mortgage loans originated and serviced by issuers of the securities. During 1998, the Bank transferred securities from the held-to-maturity category to the available-for-sale category. Unrealized gains and losses on mortgage-backed securities are recognized as direct increases or decreases in comprehensive income. The cost of securities sold is recognized using the specific identification method. Premiums and discounts are being amortized over the life of the securities as a yield adjustment.

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

         FORECLOSED REAL ESTATE
                  Foreclosed real estate includes formally foreclosed property. At the time of foreclosure, foreclosed real estate is recorded at the lower of the Bank's cost or the asset's fair value, less estimated costs to sell, which becomes the property's new basis. Any write-downs are charged to the allowance for losses on foreclosed real estate. Costs incurred in maintaining foreclosed real estate are included in income (loss) on foreclosed real estate.

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A
         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         OFFICE PROPERTY AND EQUIPMENT
                  Land is carried at cost; office property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods. The depreciation under these methods does not differ materially from that calculated in accordance with generally accepted accounting principles.

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

                  The Bank is exempt from Louisiana income tax.

         CASH EQUIVALENTS
                  Cash equivalents consist of certificates of deposit purchased with a maturity of three months or less, and daily demand investment deposit accounts.

                  Cash and cash equivalents at December 31, 2000 and 1999 included the following (in thousands):

                                                     2000              1999
                                                  ----------        ----------

                  Cash                            $      615        $    1,374
                  Interest-Bearing Deposits
                      in Other Institutions            1,428             1,465
                                                  ----------        ----------

                                                  $    2,043        $    2,839
                                                  ==========        ==========

         NON-DIRECT RESPONSE ADVERTISING
                  The Corporation expenses advertising costs as incurred. Advertising for 2000, 1999 and 1998 was $59,794, $11,000 and $1,000,
         respectively.

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

         ACCOUNTING STANDARDS NOT YET ADOPTED
                  Statement of Financial Accounting Standards No. 138 (SFAS
         138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS 133, is effective for the quarter beginning after June 15, 2000. This statement addresses a limited number of issues causing implementation difficulties for entities that apply SFAS 133, which requires all derivatives to be recognized at fair value as either assets or liabilities in the consolidated balance sheets. Changes in the fair value of derivatives not designated as hedging instruments are to be recognized currently in earnings. Gains or losses on derivatives designated as hedging instruments are either to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designation. The Company currently has no derivatives, therefore, adoption of this pronouncement had no effect on the financial position and results of operations of the Company.

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A
         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         ACCOUNTING STANDARDS NOT YET ADOPTED (Continued)

                  Statement of Financial Accounting Standards No. 140 (SFAS
         140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for years ending after December 15, 2000. The adoption of this pronouncement had no effect on the financial position and results of operations of the Company.


NOTE B
         INVESTMENT SECURITIES AVAILABLE-FOR-SALE
                  Investment securities available-for-sale at December 31, 2000 consist of the following (in thousands):

                                                                        Gross           Gross
                                                   Amortized         Unrealized      Unrealized           Fair
                                                      Cost              Gains          Losses             Value
                                                   ----------------------------------------------------------------
                  FNMA Medium Term
                     Callable Note                 $        271       $   --          $        8     $          263
                  FHLMC Callable Note                     1,444           --                  16              1,428
                  FHLB Callable Notes                     2,749           --                  50              2,699
                  SBA                                       513           --                   6                507
                  Other Securities                          322           --                  36                286
                                                   ------------       ----------      ----------     --------------

                                                   $      5,299       $   --          $      116     $        5,183
                                                   ============       ==========      ==========     ==============

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B
         INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

                  Investment securities available-for-sale at December 31, 1999 consist of the following (in thousands):

                                                                        Gross           Gross
                                                   Amortized         Unrealized      Unrealized           Fair
                                                      Cost              Gains          Losses             Value
                                                   ----------------------------------------------------------------
                  FNMA Medium Term
                     Callable Note                 $        251       $   --          $       35     $          216
                  FHLMC Callable Note                     1,444           --                  72              1,372
                  FHLB Callable Notes                     2,749           --                 158              2,591
                  SBA                                       989           --                   6                983
                  Other Securities                          393           --                  45                348
                                                   ------------       ----------      ----------     --------------

                                                   $      5,826       $   --          $      316     $        5,510
                                                   ============       ==========      ==========     ==============

                  The following is a summary of contractual maturities of investment securities available-for-sale as of December 31, 2000 (in thousands):

                                                                                      Amortized          Fair
                                                                                        Cost             Value
                                                                                     ----------      -----------
                  Due in One Year or Less                                            $      743      $       729
                  Due from One to Five Years                                                790              781
                  Due from Five to Ten Years                                              2,444            2,416
                  Due After Ten Years                                                     1,322            1,257
                                                                                     ----------      -----------

                                                                                     $    5,299      $     5,183
                                                                                     ==========      ===========


                  During 2000, the Company sold investment securities for approximately $59,000 resulting in realized losses of $12,000. There were no sales of investment securities during 1999 or 1998.

                  Investment in stock of the Federal Home Loan Bank is carried at cost, which approximates market. The carrying value of this investment at December 31, 2000 and 1999 was $585,000 and $540,700, respectively, with no provision for unrealized losses necessary.

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C
         GUARANTEED INSURANCE CONTRACT (GIC) BONDS
                  During 1987 and 1989, the Bank invested in Louisiana Agricultural Finance Authority Bonds and Southeast Texas Housing Finance Authority Bonds which were backed by insurance contracts guaranteed by Executive Life Insurance Company. A conservator was subsequently appointed for Executive Life Insurance Company thus impacting the ultimate collectibility of the entire bond proceeds. Prior to 1996, the conservator was unable to determine the ultimate amount of principal which would be recovered; therefore, the Bank set up reserves which amounted to $339,375 at December 31, 1993 based on its best estimate of what would be recovered. As of December 31, 1996, the conservator had estimated that the ultimate collectibility of the bonds would approximate 88% of their original carrying value. As such, the Bank has applied all proceeds received during 1997 against the carrying value of the bonds. The Bank has reserved 100% against the remaining principal value of the bonds given the questionability of the proceeds to be collected.

                  The activity in the carrying value and the reserve account is summarized as follows for the years ended December 31, 2000 and 1999 (in thousands):

                                                                                    Carrying              Reserve
                                                                                      Value               Balance
                                                                                   ----------          ------------
                  Balance at December 31, 1998                                     $      --           $      --
                     Recovery of Previous Charge-Offs                                     --                 (10)
                     Recapture of Provision
                         for Investment Losses                                            --                  10
                                                                                   ---------           ---------

                  Balance at December 31, 1999                                            --                  --
                     Recovery of Previous Charge-Offs                                     --                  --
                     Recapture of Provision
                         for Investment Losses                                            --                  --
                                                                                   ---------           ---------

                  Balance at December 31, 2000                                     $      --           $      --
                                                                                   =========           =========

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D
         LOANS RECEIVABLE
                  Loans receivable consist of the following (in thousands):

                                                                                        2000                1999
                                                                                    -----------         -----------
                  Loans Secured by First Mortgages on Real Estate:
                     1-4 Family Residential                                         $     8,719         $     8,492
                     Commercial                                                           5,740                 200
                     Construction Loans - 1-4 Family                                      1,302                 117
                     Partially-Guaranteed by VA
                         or Insured by FHA Loans - 1-4 Family                                --                  13
                                                                                    -----------         -----------
                         Total Real Estate Loans                                         15,761               8,822
                                                                                    -----------         -----------
                  Consumer Loans:
                     Second Mortgage Loans - 1-4 Family                                     351                 338
                     Consumer Loans                                                         859                 356
                     Share Loans                                                            638                 594
                                                                                    -----------         -----------
                         Total Consumer Loans                                             1,848               1,288
                                                                                    -----------         -----------
                                                                                         17,609              10,110
                                                                                    -----------         -----------
                  Less:
                     Allowance for Losses                                                   262                 230
                     Unearned Interest on Mortgage Loans                                     22                  10
                     Net Deferred Loan Origination Fees                                     101                  82
                                                                                    -----------         -----------
                                                                                            385                 322
                                                                                    -----------         -----------
                                                                                    $    17,224         $     9,788
                                                                                    ===========         ===========

                  An approximate schedule of loan maturities or repricing opportunities at December 31, 2000 is as follows (in thousands):

                                                                 Variable             Fixed
                      Maturities                                   Rate               Rate              Total
                  --------------------                         -----------         -----------      ------------
                  Three Months or Less                         $       512         $        26      $        538
                  Three Months - One Year                              779                 213               992
                  One Year - Five Years                               1041               1,987             3,028
                  Over Five Years                                    6,183               6,868            13,051
                                                               -----------         -----------      ------------

                                                               $     8,515         $     9,094      $     17,609
                                                               ===========         ===========      ============

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D
         LOANS RECEIVABLE (Continued)

                  Activity in the allowance for loan losses is summarized as follows for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                   2000               1999              1998
                                                               -----------         -----------      ------------
                  Balance at Beginning of Year                 $       230         $       506      $        482
                  Charge-Offs                                           (7)               (276)               --
                  Recoveries                                            --                  --                --
                  Provision (Credit) for Loan Losses                    39                  --                24
                                                               -----------         -----------      ------------

                  Balance at End of Year                       $       262         $       230      $        506
                                                               ===========         ===========      ============


                  At December 31, 2000 and 1999, the Bank had loans totaling approximately $245,728 and $0, respectively, for which impairment had been recognized. The allowance for loan losses related to these loans totaled $49,603 and $-0- at December 31, 2000 and 1999, respectively.

                  At December 31, 2000 and 1999, the Bank had non-performing loans of approximately $211,000 and $177,000, respectively. The amount of interest foregone for the years ended December 31, 2000, 1999 and 1998 was approximately $-0-, $23,000 and $62,000, respectively.

                  The Bank does not service any loans for others.

                  In the normal course of business, the Bank originates consumer loans to members of the Board of Directors and officers. Loans to such borrowers are summarized as follows (in thousands):

                                                                                       2000                1999
                                                                                    -----------         -----------

                  Balance at Beginning of Year                                      $        74         $        37
                     Additions                                                               76                  89
                     Payments and Renewals                                                  (44)                (52)
                                                                                    -----------         -----------
                  Balance at End of Year                                            $       106         $        74
                                                                                    ===========         ===========

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E
         MORTGAGE-BACKED SECURITIES
                  Fixed and variable rate mortgage-backed securities available-for-sale at December 31, 2000 are summarized as follows (in thousands):

                                                                         December 31, 2000
                                                   ----------------------------------------------------------------
                                                                        Gross           Gross
                                                   Amortized         Unrealized      Unrealized           Fair
                                                      Cost              Gains          Losses             Value
                                                   ----------------------------------------------------------------
                  GNMA Certificates                $      5,868       $        4      $       52     $        5,820
                  FNMA Certificates                      13,038               45             243             12,840
                  FHLMC Certificates                      3,438                2              74              3,366
                                                   ------------       ----------      ----------     --------------
                                                   $     22,344       $       51      $      369     $       22,026
                                                   ============       ==========      ==========     ==============

                  Fixed and variable rate mortgage-backed securities available-for-sale at December 31, 1999 are summarized as follows (in thousands):

                                                                         December 31, 1999
                                                   ----------------------------------------------------------------
                                                                        Gross           Gross
                                                   Amortized         Unrealized      Unrealized           Fair
                                                      Cost              Gains          Losses             Value
                                                   ----------------------------------------------------------------
                  GNMA Certificates                $      6,877       $   --          $      146     $        6,731
                  FNMA Certificates                      14,756           --                 472             14,284
                  FHLMC Certificates                      5,198           --                 159              5,039
                                                   ------------       ----------      ----------     --------------

                                                   $     26,831       $   --          $      777     $       26,054
                                                   ============       ==========      ==========     ==============

                  The amortized cost and fair value of mortgage-backed securities at December 31, 2000, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                                              Amortized                   Fair
                                                                                Cost                      Value
                                                                           ----------------------------------------
                  Mortgage-Backed Securities Maturing:
                     Less than One Year                                    $       3,053             $        3,018
                     Due After One Year Thru Five Years                            7,457                      7,363
                     Due After Five Years Thru Ten Years                           5,137                      5,060
                     Due After Ten Years                                           6,697                      6,585
                                                                           -------------             --------------

                                                                           $      22,344             $       22,026
                                                                           =============             ==============

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E
         MORTGAGE-BACKED SECURITIES (Continued)

                  During 2000 and 1998, the Company sold mortgage-backed securities for approximately $3,080,000 and $1,153,000, respectively. These sales resulted in realized gains of $9,000 and $17,000 during 2000 and 1998, respectively. There were no sales of mortgage-backed securities during 1999.


NOTE F
         INTEREST RECEIVABLE
                  Interest receivable at December 31, 2000 and 1999 is summarized as follows (in thousands):

                                                                                        2000                1999
                                                                                     ----------          ----------
                  Mortgage Loans                                                     $       83          $       76
                  Share Loans                                                                35                   6
                  Investment Securities                                                      84                  88
                  Mortgage-Backed Securities                                                144                 154
                                                                                     ----------          ----------

                                                                                     $      346          $      324
                                                                                     ==========          ==========

NOTE G
         REAL ESTATE OWNED
         A summary of real estate owned at December 31, 2000 and 1999 is as follows (in thousands):

                                                                                        2000                1999
                                                                                     ----------          ----------
                  Real Estate Acquired in Settlement                                 $      563          $      563
                  Less:  Allowances for Losses                                              312                 312
                                                                                     ----------          ----------

                                                                                     $      251          $      251
                                                                                     ==========          ==========


                  Activity in the allowance for losses for other real estate owned for years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                                     2000              1999                1998
                                                                 -----------        -----------         -----------
                  Balance at Beginning of Year                   $       312        $        35          $       90
                  Provision for REO Losses                                -                 277                  -
                  Sale of REO                                             -                  -                  (55)
                                                                 -----------        -----------          -----------

                  Balance at End of Year                         $       312        $       312          $       35
                                                                 ===========        ===========          ==========

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H
         OFFICE PROPERTY AND EQUIPMENT
                  Office property and equipment consist of the following at December 31, 2000 and 1999 (in thousands):

                                                                                        2000                1999
                                                                                     ----------          ----------
                  Land                                                               $       30          $       30
                  Building                                                                  188                 188
                  Furniture, Fixtures and Equipment                                         947                 906
                  Leasehold Improvements                                                    193                  99
                                                                                     ----------          ----------
                                                                                          1,358               1,223
                  Less:  Accumulated Depreciation and Amortization                          641                 428
                                                                                     ----------          ----------

                                                                                     $      717          $      795
                                                                                     ==========          ==========


                  Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was approximately $212,000, $170,000 and $48,000, respectively.


NOTE I
         FEDERAL INCOME TAXES
         The provision for income taxes for 2000, 1999 and 1998 consists of the following (in thousands):

                                                                     2000              1999                 1998
                                                                 -----------        -----------         -----------
                  Current Federal Tax Expense (Benefit)          $    --            $       (78)         $       10
                  Deferred Federal Tax Expense (Benefit)                (286)              (116)                 93
                                                                 -----------        ------------         ----------

                                                                 $      (286)       $      (194)         $      103
                                                                 ===========        ============         ==========

                  The provision (benefit) for federal income taxes differs from that computed by applying Federal statutory rates to income (loss) before Federal income tax expense, as indicated in the following analysis (in thousands):

                                                                     2000              1999                1998
                                                                 -----------        -----------         -----------
                  Expected Tax Provision at 34% Rate             $      (290)       $      (204)         $       74
                  Employee Stock Ownership Plan                            5                  2                   5
                  Other                                                   (1)                 8                  24
                                                                 -----------        -----------          ----------

                                                                 $      (286)       $      (194)         $      103
                                                                 ===========        ============         ==========

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I
         FEDERAL INCOME TAXES (Continued)

                  At December 31, 2000, the Company had, for tax reporting purposes, operating loss carryforwards of approximately $1,018,513, which expire in 2015 through 2016.

                  Deferred tax liabilities have been provided for taxable or deductible temporary differences related to depreciation and non-cash Federal Home Loan Bank dividends. Deferred tax assets have been provided for taxable or deductible temporary differences related to the reserves for uncollected interest and late charges, deferred loan fees, unrealized gains on available-for-sale securities, allowance for loan losses, the allowance for losses on foreclosed real estate and the allowance for losses on real estate held-for-investment.

                  The net deferred tax assets or liabilities in the accompanying statements of financial condition include the following components (in thousands):

                                                                                            2000           1999
                                                                                        -----------     -----------
                  Deferred Tax Assets
                     Allowance for Loan Losses                                          $        89      $       78
                     Allowance for REO Losses                                                   106             106
                     Employee Stock Option Plan                                                  16               3
                     Management Retention Plan                                                    6               2
                     Charitable Contribution Carryforward                                         5               4
                     Deferred Loan Fees                                                          34              28
                     Market Value Adjustment for Available-for-Sale Securities                  148             371
                     Net Operating Loss Carryforward                                            346              88
                     Other                                                                        4              --
                                                                                        -----------      ----------

                         Total Deferred Tax Assets                                              754             680
                                                                                        -----------      ----------

                  Deferred Tax Liabilities
                     Property and Equipment and Depreciation                                     26              64
                     Section 481 Adjustment                                                      --               5
                     FHLB Stock                                                                  66              51
                     Other                                                                       --               2
                                                                                        -----------      ----------

                         Total Deferred Tax Liabilities                                          92             122
                                                                                        -----------      ----------

                  Net Deferred Tax Assets (Liabilities)                                         662             558
                  Deferred Tax Valuation Reserve                                                199             184
                                                                                        -----------      ----------

                     Total Net Deferred Tax Asset (Liability)                           $       463      $      374
                                                                                        ===========      ==========

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I
         FEDERAL INCOME TAXES (Continued)

                  Included in retained earnings at December 31, 2000 and 1999 is approximately $1,309,000 in bad debt reserves for, which no deferred Federal income tax liability has been recorded. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $445,000 for December 31, 2000 and 1999.


NOTE K
         DEPOSITS
         Interest bearing deposits consist of the following at December 31, 2000 and 1999 (in thousands):

                               Weighted                      Years Ended
                             Average Rate at                 December 31,
                            ------------------ -----------------------------------------
                              December 31,             2000                  1999
                            ------------------ -------------------   -------------------
                             2000     1999      Amount     Percent    Amount     Percent
                            -------  --------- ---------- --------   ---------- --------
Balance by Interest Rate:
   Regular Savings Accounts   2.65 %   2.62 %    $ 4,178    11.05 %    $ 4,680    12.37 %
   NOW Accounts               2.32 %   1.86 %      1,379     3.65        1,721     4.55
   Money Fund Accounts        5.27 %   2.55 %      2,312     6.11          693     1.83
   Certificate of Deposit     6.03 %   5.42 %     29,950    79.19       30,750    81.25
                                                --------  -------      ------    ------
                                                $ 37,819   100.00 %    $37,844   100.00 %
                                                ========   ======      =======   ======
Certificate Accounts Maturing
    Under 12 months                             $ 17,472    58.34 %    $20,108    65.39 %
    12 months to 24 months                         7,616    25.43        4,447    14.46
    24 months to 36 months                         3,576    11.94        3,501    11.39
    Due after 36 months                            1,286     4.29        2,694     8.76
                                                --------   ------      -------   ------
                                                $ 29,950   100.00 %    $30,750   100.00 %
                                                ========   ======      =======   ======







                     The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $3,361,000 and $3,130,000 at December 31, 2000 and 1999, respectively.

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K
         DEPOSITS (Continued)

                  Interest expense on deposits consisted of the following (in thousands):

                                                                                       Years Ended
                                                                                        December 31,
                                                                          -----------------------------------------
                                                                              2000           1999           1998
                                                                          ----------     ----------      ----------
                  Certificates                                            $    1,739     $    1,675      $    1,616
                  Passbook Savings                                               119            128             141
                  Money Fund Accounts                                             22             19              25
                  NOW Accounts                                                    33             34              30
                                                                          ----------     ----------      ----------

                                                                          $    1,913     $    1,856      $    1,812
                                                                          ==========     ==========      ==========


                  In the normal course of business, the Bank accepts deposits from members of the Board of Directors and officers. As of December 31, 2000 and 1999, these deposits totaled approximately $233,000 and $402,000, respectively.


NOTE L
         ADVANCES FROM FEDERAL HOME LOAN BANK
                  Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by a blanket floating lien on mortgage backed securities held in safekeeping. Total interest expense recognized in 2000, 1999 and 1998, respectively, was $162,000, $7,000 and $0.

                  As of December 31, 2000, outstanding advances from the FHLB totaled $3,000,000 at 6.598%, maturing February 20, 2001. At December 31, 1999, outstanding advances from the FHLB totaled $1,000,000, at 5.923%, maturing January 20, 2000.


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

                  The following table sets out the Bank's various regulatory capital categories at December 31, 2000 and 1999.

                                                            2000                                1999
                                               -----------------------------        ----------------------------
                                                  Dollars         Percentage           Dollars        Percentage
                                               ------------       ----------        -------------     ----------
                                                (thousands)                          (thousands)
         Tangible Capital                      $      6,827         13.85%           $      7,191        15.13%
         Tangible Equity                       $      6,827         13.85%           $      7,191        15.13%
         Core/Leverage Capital                 $      6,827         13.85%           $      7,191        15.13%
         Tier 1 Risk-Based Capital             $      6,827         36.83%           $      7,191        62.82%
         Total Risk-Based Capital              $      7,065         38.12%           $      7,342        64.14%

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N
         REGULATORY CAPITAL
                  The following is a reconciliation of generally accepted accounting principles (GAAP) net income and capital to regulatory capital for the Bank. The following reconciliation also compares the capital requirements as computed to the minimum capital requirements for the Bank (in thousands).

                                                              Net Loss                            Capital
                                                             Year Ended                            as of
                                                          December 31, 2000                  December 31, 2000
                                                          -----------------                  -----------------
                  Per GAAP                                    $   (417)                              $ 6,554
                                                              =========                              =======
                  Total Assets                                                                       $48,873
                                                                                                     =======
                  Capital Ratio                                                                        13.41%



                                                                       Core/          Tier 1              Total
                                      Tangible        Tangible       Leverage       Risk-Based         Risk-Based
                                       Capital         Equity         Equity          Capital            Capital
                                      ---------       --------       --------        ---------          ---------
         Per GAAP                    $    6,554     $    6,554       $   6,554      $    6,554         $   6,554
         Assets Required
             to be Added
               Unrealized Loss
                 on Securities
                 Available-
                 for-Sale                   273            273             273             273               273
               General Valuation
                 Allowance                   --             --              --              --               238
                                     ----------     ----------       ---------      ----------         ---------
         Regulatory Capital
             Measure                 $    6,827     $    6,827       $   6,827      $    6,827         $   7,065
                                     ==========     ==========       =========      ==========         =========
         Adjusted Total
             Assets                  $   49,286     $   49,286       $  49,286
                                     ==========     ==========       =========
         Risk-Weighted
             Assets                                                                 $   18,535         $  18,535
                                                                                    ==========         =========
         Capital Ratio                    13.85%         13.85%           13.85%         36.83%            38.12%
         Required Ratio                    1.50%          2.00%            3.00%          4.00%             8.00%
         Required Capital            $      739                       $   1,479                        $   1,483
                                     ==========                       =========                        =========
         Excess Capital              $    6,088                       $   5,348                        $   5,582
                                     ==========                       =========                        =========

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE O
         RELATED PARTY TRANSACTIONS
                  The Company leases its main office from one of its shareholders under an operating lease expiring April 1, 2006. The annual rental payment through April 1, 2001 is $45,000. The annual rental payment for the next five years will be adjusted by changes in the Consumer Price Index but in no case will be less than $45,000 per year.


NOTE P
         EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
                  During 1996, the Company sponsored an employee stock ownership plan that covers all employees of the Bank who have completed one year of service and have attained the age of 21. The Bank may contribute to the Plan such amount as shall be determined by the Bank. All dividends received by the ESOP are either used to pay debt service or credited to the participant accounts at the discretion of the administrator. The ESOP shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was approximately $38,000, $49,000 and $72,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The ESOP shares as of December 31, 2000 and 1999 were as follows:

                                                                                      2000            1999
                                                                                   -----------     -----------
                  Allocated Shares                                                      19,815          14,269
                  Shares Released for Allocation                                         5,338           5,362
                  Unreleased Shares                                                     26,689          32,211
                                                                                   -----------     -----------

                  Total ESOP Shares                                                     51,842          51,842
                                                                                   ===========     ===========

                  Fair Value of Unreleased Shares                                  $   204,000     $   225,000
                                                                                   ===========     ===========

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

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE Q
         RECOGNITION AND RETENTION PLAN
                  On July 18, 1997, the Company established a Recognition and Retention Plan as an incentive to retain personnel of experience and ability in key positions. The Bank approved a total of 25,921 shares of stock of the Company to be acquired for the Plan, of which 4,205 have been allocated for distribution to key employees and directors. As shares are acquired for the plan, the purchase price of these shares is recorded as unearned compensation, a contra equity account. As the shares are distributed, the contra equity account is reduced.

                  Plan share awards are earned by recipients at a rate of 20% of the aggregate number of shares covered by the plan over five years. If the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of plan share award for any reason, the recipient shall forfeit the right to any shares subject to the award which have not been earned. The total cost associated with the plan is based on the market price of the stock as of the date on which the plan shares were granted. Compensation expense pertaining to the Recognition and Retention plan was $12,000 for the years ended December 31, 2000 and 1999.

                  A summary of the changes in restricted stock follows:

                                                                              Unawarded                  Awarded
                                                                               Shares                    Shares
                                                                           -------------             --------------
                  Balance January 1, 1999                                         21,716                      3,364
                  Forfeited                                                          736                       (736)
                  Earned and Issued                                                   --                       (855)
                                                                           -------------             --------------

                  Balance December 31, 1999                                       22,452                      1,773
                  Forfeited                                                           --                         --
                  Earned and Issued                                                   --                       (871)
                                                                           -------------             --------------

                  Balance December 31, 2000                                       22,452                        902
                                                                           =============             ==============

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE R
         STOCK OPTION PLAN (Continued)

                  The following table summarizes the activity related to stock options:

                                                              Exercise             Available            Options
                                                                 Price             for Grant          Outstanding

                  At Inception                                 $   --                64,802                 --
                  Granted                                                                --                 --
                  Canceled                                                               --                 --
                  Exercised                                                              --                 --
                                                                                 ----------          ---------

                  At December 31, 2000                                               64,802                 --
                                                                                 ==========          =========


NOTE S
         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
                  In the normal course of business, various commitments and contingent liabilities are outstanding, such as commitments to extend credit and stand-by letters of credit which are not reflected on the Bank's financial statements. Management does not anticipate any material loss as a result of these transactions. Commitments to extend credit totaled approximately $3,395,000 and $587,000 on one to four family mortgage loans, and stand-by letters of credit totaled $-0- and $-0- at December 31, 2000 and 1999, respectively.

                  The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and stand-by letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Bank's Statement of Financial Condition.

                  The Bank's exposure to credit loss in the event of nonperformance by the other party to these financial instruments for commitments to extend credit and stand-by letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies making commitments as it does for on-balance sheet instruments.

                  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management's credit evaluation of the counterparty.

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE S
         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (Continued)

                  Stand-by letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Stand-by letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially non-existent, as the letters of credit are secured by pledged certificates of deposit of the Bank.


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

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE T
         DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                  Estimated fair values of the financial instruments are as follows (in thousands):

                                                                                         December 31, 2000
                                                                                -----------------------------------
                                                                                    Carrying             Fair
                                                                                     Amount              Value
                                                                                 ---------------   ----------------
                  Financial Assets
                    Cash and Short-Term Investment                              $         2,043    $          2,043
                    Investment Securities                                                 5,183               5,183
                    Loans and Mortgage Backed Securities                                 39,250              38,410
                  Financial Liabilities
                    Deposits                                                    $        38,730    $         39,043
                    Advances from FHLB                                                    3,000               3,000
                  Commitments to Extend Credit                                  $         3,395    $          3,395


                                                                                         December 31, 1999
                                                                                -----------------------------------
                                                                                    Carrying             Fair
                                                                                     Amount              Value
                                                                                 ---------------   ----------------
                  Financial Assets
                    Cash and Short-Term Investment                              $         2,839    $          2,839
                    Investment Securities                                                 5,510               5,510
                    Loans and Mortgage Backed Securities                                 35,842              36,652
                  Financial Liabilities
                    Deposits                                                    $        38,368    $         39,483
                    Advances from FHLB                                                    1,000               1,000
                  Commitments to Extend Credit                                  $           587    $            587


NOTE U
         CONCENTRATION OF CREDIT RISK
                  All of the Bank's loans and commitments have been granted to customers in the greater New Orleans area.

                  The Bank also had deposits in other well-capitalized financial institutions which exceed the federally insured limits.

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE V
         COMPREHENSIVE INCOME
                  Comprehensive income was comprised of changes in the Company's unrealized holding gains or losses on securities available-for-sale during 2000, 1999 and 1998. The following represents the tax effects associated with the components of comprehensive income.

                                                                                        Years Ended
                                                                                        December 31,
                                                                        -------------------------------------------
                                                                           2000            1999           1998
                                                                        ------------   ------------    ------------

                  Gross Unrealized Holding Gains (Losses)
                     Arising During the Period                          $        661   $     (1,381)   $        359
                  Tax (Expense) Benefit                                         (225)           470            (122)
                                                                        -------------  ------------    ------------

                                                                                 436           (911)            237
                                                                        ------------   ------------    ------------

                  Reclassification Adjustment for Gains
                     (Losses) Included in Net Income                              (3)         --                (91)
                  Tax (Expense) Benefit                                            1          --                 31
                                                                        ------------   ------------    ------------

                                                                                  (2)         --                (60)
                                                                        -------------  ------------    ------------

         Net Unrealized Holding Gains (Losses)
                     Arising During the Period                          $        434   $       (911)   $        177
                                                                        ============   ============    ============


NOTE W
         LEASES
                  The Bank leases one of its branch locations from non-related parties. The lease is for a five-year term, with a monthly rental of $4,400. The lease provides for two five-year renewal options. Total minimum rental commitment at December 31, 2000 is as follows:

                December 31,

                     2001                                      $       52,800
                     2002                                              52,800
                     2003                                              52,800
                     2004                                              11,000
                                                               --------------

                                                               $      169,400
                                                               ==============

                  For the years ended December 31, 2000, 1999 and 1998, $99,642, $86,800 and $45,000 was charged to rent expense, respectively.

                  The Bank is the lessor of an other real estate property under a non-cancelable lease expiring in July, 2001. Total minimum future rental income as of December 31, 2000 is $12,000.

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE X
         SUBSEQUENT EVENT
                  Effective January 1, 2001, Algiers Homestead Association changed its name to Algiers Bank and Trust.


NOTE Y
         EARNINGS PER COMMON SHARE
                  Earnings per share are computed using the weighted average number of shares outstanding, which was 472,707 in 2000 and 467,131 in 1999.


NOTE Z
         REGULATORY MATTERS
                  On October 4, 2000, the Office of Thrift Supervision (OTS) issued an order to "Cease and Desist" (the "Order") to the Bank. The Order was issued by the OTS as a result of their examination of the Bank as of April 10, 2000. The Order is an arrangement between the Bank and the OTS in which the Bank agrees to perform, among other things, the following within specified time periods:

                  (a)   the Bank shall appoint a permanent compliance officer;
                  (b) the Bank shall develop written policies and procedures for compliance in consumer lending, and for training lending personnel in these policies and procedures and in consumer compliance laws;
                  (c) the Bank shall establish a plan for internal controls and procedures to ensure compliance with compliance regulations, and provide an ongoing monitoring program to assess the effectiveness and progress of compliance controls;
                  (d) the Bank shall review all outstanding loans made since the last OTS compliance examination, dated June 23, 1997 to determine certain compliance matters for reporting to the OTS.

                  On March 1, 2000, the Office of Thrift Supervision (OTS) and the Office of Financial Institutions (OFI) issued a preliminary supervisory agreement as a result of their examination of the Bank as of November 29, 1999, which, among other things, calls for the following within specified time periods:

                  a) The Bank shall appoint a new Chief Executive Officer, two new directors, and a compliance officer,
                  b) The Bank must formulate a revised three-year business plan,
                  c)    The Bank must adopt a written policy and procedures for
                        non-real estate commercial and consumer lending,
                  d)    The Bank must obtain written approval from the regional
                        director for any contractual arrangements with employees or third parties, outside of the normal course of business, and for any capital distributions.

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE Z
            REGULATORY MATTERS (Continued)

                  While no assurance can be given, the Bank's Board of Directors believes it has taken action toward complying with the provisions of the Order and the Agreement. It is not presently determinable what actions, if any, the regulators might take if requirements of the Order or the Agreement are not complied with in the specified time periods.

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE AB
         CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY


                              ALGIERS BANCORP, INC.
                             CONDENSED BALANCE SHEET
                             (Dollars in Thousands)

                                     ASSETS

                                                                         December 31,
                                                                   ---------------------
                                                                    2000           1999
                                                                   ------         ------
Cash and Cash Equivalents                                          $  135         $   19
Investments Available-for-Sale, at Fair Value                          51            126
Investment in Subsidiaries                                          6,536          6,561
ESOP Loan Receivable                                                  309            358
Receivable from Subsidiaries                                          134             41
Income Tax Receivable                                                  --            105
Other Assets                                                          363            108
                                                                   ------         ------

           Total Assets                                            $7,528         $7,318
                                                                   ======         ======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Due to Subsidiary                                                  $  534         $  172
Dividends Payable                                                      --             25
Other Liabilities                                                       6              3
                                                                   ------         ------

           Total Liabilities                                          540            200
                                                                   ------         ------

Total Stockholders' Equity                                          6,988          7,118
                                                                   ------         ------

           Total Liabilities and Stockholders' Equity              $7,528         $7,318
                                                                   ======         ======

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE AB
         CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)


                              ALGIERS BANCORP, INC.
                            STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)

                                                                   December 31,
                                                      ---------------------------------------
                                                         2000           1999           1998
                                                      ---------       --------       --------
INTEREST INCOME
     Mortgage-Backed Securities                       $      --       $      1       $     51
     ESOP Loan                                               28             33             32
     Investment Securities                                    3              7             --
     Loans and Fees                                           1              9             25
                                                      ---------       --------       --------
           Total Interest Income                             32             50            108
                                                      ---------       --------       --------
INTEREST EXPENSE
     Homestead Advances                                      --              5             --
                                                      ---------       --------       --------

           Total Interest Expense                            --              5             --
                                                      ---------       --------       --------
NET INTEREST INCOME                                          32             45            108

NON-INTEREST INCOME
     Income (Loss) in Subsidiary-Algiers Bank and
        Trust                                              (417)          (286)           209
     Loss in Subsidiary-Jefferson Community
        Lending, LLC                                         --             --            (29)
     Loss in Subsidiary-Algiers.Com, Inc.                  (100)           (37)           (22)
     Miscellaneous Income                                     1              4             --
                                                      ---------       --------       --------
           Total Non-Interest Income (Loss)                (516)          (319)           158
                                                      ---------       --------       --------
NON-INTEREST EXPENSES
     General and Administrative                              94            116            130
                                                      ---------       --------       --------
INCOME (LOSS) BEFORE FEDERAL
     INCOME TAX EXPENSE                                    (578)          (390)           136

FEDERAL INCOME TAX EXPENSE (BENEFIT)                        (10)           (23)           (24)
                                                      ---------       --------       --------

NET INCOME (LOSS)                                     $    (568)      $   (367)      $    160
                                                      =========       ========       ========

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE AB
         CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)


                          ALGIERS BANCORP, INC.
                         STATEMENTS OF CASH FLOWS

                                                                                             December 31,
                                                                              -----------------------------------------
                                                                                2000             1999             1998
                                                                              -------          -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                                         $  (568)         $  (367)         $   160
    Adjustments to Reconcile Net Income (Loss) to Net
       Cash Provided by (Used in) Operating Activities:
          Increase (Decrease) in Due to Subsidiaries                              362             (572)             693
          Gain on Sale of Real Estate Owned                                        --               (2)              --
          Loss on Sale of Investment Securities - Available-for-Sale               12               --               --
          (Increase) Decrease in Income Tax Receivable                            105              (77)              --
          (Increase) Decrease in Other Assets                                    (255)             (61)             (45)
          Increase in Due from Subsidiaries                                       (93)             (41)              --
          Increase (Decrease) in Other Liabilities                                  3               (7)             (30)
                                                                              -------          -------          -------
             Net Cash Provided by (Used in) Operating Activities                 (434)          (1,127)             778
                                                                              -------          -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES
    (Increase) Decrease in Loans Receivable - Net                                  --              121              (67)
    Purchases of Investment Securities - Available-for-Sale                        --               --             (140)
    Proceeds from Sales of Investment Securities - Available-for-Sale              59               --               --
    Purchases of Mortgage-Backed Securities - Available-for-Sale                   --               --              (64)
    Maturities of Mortgage-Backed Securities - Available-for-Sale                  --               67              821
    Proceeds from Sales of Real Estate Owned                                       --               64               --
    Investments in Subsidiaries                                                   517              323             (400)
                                                                              -------          -------          -------
             Net Cash Provided by Investing Activities                            576              575              150
                                                                              -------          -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution of Additional Paid-in Capital                                     --               (5)             246
    Dividends Paid                                                                (75)            (102)            (121)
    Purchases of Treasury Stock                                                    --             (148)          (1,203)
    Repayments of ESOP Loan                                                        49               46               51
                                                                              -------          -------          -------
             Net Cash Used in Financing Activities                                (26)            (209)          (1,027)
                                                                              -------          -------          -------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                              116             (761)             (99)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                      19              780              879
                                                                              -------          -------          -------
CASH AND CASH EQUIVALENTS - END OF YEAR                                       $   135          $    19          $   780
                                                                              =======          =======          =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION
       Cash Paid During the Year for:
          Interest                                                            $    --          $     5          $    --
          Income Taxes                                                        $    --          $    --          $    --

Item 8.  Changes in and Disagreements With Accountants on Accounting and
-------------------------------------------------------------------------
         Financial  Disclosure.
         ----------------------

         None.

PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act.
         --------------------------------------------------

         The information required by this item will be included in the Company's definitive proxy statement in connection with its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 10. Executive Compensation.
--------------------------------

         The information required by this item will be included in the Company's definitive proxy statement in connection with its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

         The information required by this item will be included in the Company's definitive proxy statement in connection with its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

         The information required by this item will be included in the Company's definitive proxy statement in connection with its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Exhibits, List and Reports on Form 8-K.
-------------------------------------------------

         (a) Exhibits. Reference is made to the Exhibit Index beginning on page E-1 hereof.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ALGIERS BANCORP, INC.


                                                 By:   /S/ Thomas L. Arnold, Sr.
                                                       ------------------------
                                                         Thomas L. Arnold, Sr.
                                                         Chairman of the Board

                                                 Date:  March 30, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                              Title                                       Date
-----                                             -----                                       -----
      /S/ Thomas L. Arnold, Sr.                   Chairman of the Board                       March 30, 2001
-----------------------------------------
         Thomas L. Arnold, Sr..


          /S/ Eugene J. Harris                    Acting President, Chief Financial Officer,
-----------------------------------------            and Director
            Eugene J. Harris                                                                  March 30, 2001


              /S/ Thu Dang                        Director                                    March 30, 2001
-----------------------------------------
                Thu Dang


          /S/ John H. Gary, III                   Director                                    March 30, 2001
-----------------------------------------
            John H. Gary, III


          /S/ Francis M. Minor                    Executive Vice-President and Director       March 30, 2001
--------------------------------
            Francis M. Minor


            /S/ Janice H. Ray                     Corporate Secretary and Director            March 30, 2001
-----------------------------------------
              Janice H. Ray


                                  EXHIBIT INDEX


2.1*     Plan of Conversion
3.1*     Articles of Incorporation of Algiers Bancorp, Inc.
3.2*     Bylaws of Algiers Bancorp, Inc.
4.1*     Stock Certificate of Algiers Bancorp, Inc.
10.1**   Supervisory Agreement dated April 17, 2000
10.2***  Order to Cease and Desist dated October 4, 2000
10.3*    Lease for main office building
21.1     Subsidiaries of the Registrant




(*) Incorporated herein by reference to the Company's Form SB-2 (Registration No. 333-2770) filed by the Company with the SEC on March 26, 1996, as subsequently amended.
(**) Incorporated herein by reference from the Company's Form 10QSB for the quarterly period ended June 30, 2000, filed by the Company with the SEC on August 14, 2000.
(***) Incorporated herein by reference from the Company's Form 10QSB for the quarterly period ended September 30, 2000, filed by the Company with the SEC on November 14, 2000.