Form 10KSB/A
period 2000-12-31
ALGIERS BANCORP INC
filed 2001-04-30
CIK 1011296

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 0-20911

ALGIERS BANCORP, INC.
(Name of small business issuer as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72 - 1317594 (I.R.S. Employer Identification No.)
#1 Westbank Expressway, New Orleans, Louisiana (Address of principal executive offices)	70114 (Zip Code)

Issuer's telephone number: (504) 367-8221

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (par value $.01 per share)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. __

Issuer's revenues for the fiscal year ended December 31, 2000 were $3.4 million.

As of March 9, 2001 the aggregate market value of the 434,125 shares of Common Stock of the Issuer held by non-affiliates, which excludes 72,223 shares held by all directors, executive officers and employee benefit plans of the Issuer, was approximately $3.9 million. This figure is based on the average of the bid and asked prices of $9.50 per share of the Issuer's Common Stock on March 9, 2001.

Number of shares of the Issuer's Common Stock outstanding on March 9, 2001 was 506,348.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes_____  No    X

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

            The following table sets forth certain information with respect to the current directors of the Company. The Articles of Incorporation of the Company require that the Board of Directors be divided into three classes, each as nearly equal in number as possible. The members of each class are elected for a term of three years or until their successors are elected and qualified. One class of directors is elected annually. There are no arrangements or understandings between the Company and any person pursuant to which such person has been elected a director, and no director or nominee for director is related to any other director, nominees for director or executive officer of the Company by blood, marriage or adoption, except that Janice Ray is the sister of Hugh E. Humphrey, III.
Name	Age (1)	Position with the Company and the Bank and Principal Occupation During the Past Five Years	Director Since (2)

Directors whose Terms Expire 2001
Thu Dang	57	Director; Self-employed realtor with Real Estate Showcase in New Orleans, Louisiana since 1978.	1991
John H. Gary, III	43	Director; President of Gary Enterprises, Inc., a trade show management company in New Orleans, Louisiana since 1988.	1991
Directors Whose Term Expires in 2002
Eugene J. Harris	59

Director; President and Chief Executive Officer of the Company and Algiers Bank & Trust (the "Bank")(3), the Company's wholly owned subsidiary, since March 2001; Acting President and Interim Chief Executive Officer of the Company and the Bank from November 2000 to March 2001; Executive Vice President and Chief Financial Officer of the Company and the Bank from August 2000 to November 2000; Senior Vice President and Chief Administrative Officer of First Bank & Trust in New Orleans, Louisiana from September 1996 to August 2000; Vice President and Investment Representative for Deposit Guaranty National Bank from September 1993 to September 1996.

			2001
Francis M. Minor	57	Director; Executive Vice President of the Company and the Bank since November 2000; Acting President and Chief Executive Officer of the Company from March 2000 to November 2000; Chief Operating Officer of the Company and the Bank from August 1997 to March 2000; Field Accountant for Gibbs Construction Co. from March 1997 to August 1997; Self-employed accountant from 1993 to March 1997.	2000
Hugh H. Humphrey, III	49	Director; Self-employed realtor with Real Estate Showcase in New Orleans, Louisiana since 2000; Vice President, loan and compliance officer of the Bank from 1990 to 2000.	1984
Director Whose Terms Expire in 2003
Thomas L. Arnold, Sr.	57	Chairman of the Board; Assessor, Orleans Parish, Louisiana since 1985.	1997
Janice H. Ray	41	Director; Vice President of Operations of Planet Mortgage, L.L.C., a subsidiary of the Company, since 1997; Office Manager with Real Estate Showcase from 1994-1996.	1999

______________________

(1)        As of December 31, 2000
(2)        Includes service as a director of the Company's predecessor.
(3)        Prior to January 2001, the Bank was known as Algiers Homestead Association.

Section 16(a) Beneficial Ownership Reporting Compliance

            Under Section 16(a) of the 1934 Act, the Company's directors, officers and any persons holding more than 10% of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission (the "Commission") by specific dates. Based on representations of its directors and officers and copies of the reports that they have filed with the Commission, the Company believes that all of these filing requirements were satisfied by the Company's directors and officers in the year ended December 31, 2000, except that Eugene Harris inadvertently failed to file a report covering his acquisition of 100 shares of the Company's Common Stock in November 2000. This report is in the process of being prepared and will be filed shortly.

Item 10.     Executive Compensation.

Summary of Executive Compensation

            The following table sets forth the compensation paid by the Company for the three years ended December 31, 2000, to each person serving as the Company's President and Chief Executive Officer in 2000 (collectively, the "Named Executive Officers").  No other executive officer of the Company was paid over $100,000 by the Company during 2000.

		Annual Compensation			Long Term Compensation

Name and Principal Position	Year	Salary	Bonus	Other(1)	Restricted Stock Awards	All Other Compensation(3)

Hugh E. Humphrey, Jr.(4) President and Chief Executive Officer	2000 1999 1998	$22,400 53,760 53,760	-- -- --	-- -- --	$ -- -- 9,975(2)	$ 602 16,898 16,709
Francis M. Minor Acting President and Chief Executive Officer	2000 1999 1998	65,000 50,000 50,000	-- -- --	-- -- --	-- -- 9,975(2)	7,587 7,343 --
Eugene J. Harris(6) Acting President and Chief Executive Officer	2000	28,350	--	--	--	--

_____________

(1)	Perquisites and other personal benefits paid to each Named Executive Officer in any of the years presented did not exceed the lesser of $50,000 or 10% of such Named Executive Officer's salary and bonus for that year.
(2)	Represents the value on May 1, 1998, the date of grant, of 700 shares of restricted stock awarded to Messrs. Humphrey and Minor under the Company's Management Retention Plan. Under this Plan, all such shares vest in equal 20% increments on the date of grant and each of the next four anniversaries of the date of grant. Prior to vesting, recipients of shares under the Plan are entitled to vote, and to receive dividends in respect of, shares awarded under the Plan.
(3)	Represents the value of the shares as of year end ($7.625, $7.00 and $11.00 per share, respectively) allocated to the accounts of Messrs. Humphrey, Jr. and Minor under the Algier's Bancorp, Inc. Employee Stock Ownership Plan for the years ended December 31, 2000, 1999 and 1998. For each of these years, Mr. Humphrey was allocated 79, 2,414 and 1,519 shares, respectively, and Mr. Minor was allocated 995, 1,049 and 0 shares, respectively.
(4)	Mr. Humphrey, Jr. resigned as Chairman of the Board, President and Chief Executive Officer in March 2000.
(5)	Mr. Minor served as Acting President and Chief Executive Officer from March 2000 to November 2000.
(6)	Mr. Harris served as the Acting President and Chief Executive Officer of the Company from November 2000 to March 2001, at which time he became President and Chief Executive Officer.

Employment Agreements

            The Company and the Bank (collectively, the "Employers") entered into an employment agreement with Mr. Humphrey, Jr. in connection with the conversion of the Bank from mutual to stock form on July 8, 1996. This employment agreement was in effect from that time until Mr. Humphrey, Jr.'s resignation as the Company's Chairman of the Board, President and Chief Executive Office in March 2000. Under that agreement, the Employers agreed to employ Mr. Humphrey, Jr. for a term of three years at an initial salary of $53,760. At least 30 days prior to each annual anniversary date of the employment agreement, the Boards of Directors of the Company and the Bank could determine whether or not to extend the term of the agreement for one additional year. Any party to the agreement could choose not to extend the agreement for an additional year by providing written notice at least 30 days prior to any annual anniversary date. Prior to his resignation, Mr. Humphrey, Jr.'s agreement had been extended to July 7, 2001. Upon Mr. Humphrey, Jr.'s resignation, the agreement was terminated without any further liability on the part of the Company.

Compensation of Directors

            Each non-employee member of the Board of Directors of the Company receives $300 for each Board meeting attended. Directors do not receive any fees for attendance at committee meetings.

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

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

            The following table sets forth, as of December 31, 2000, certain information as to the Common Stock beneficially owned by (i) each person or entity, including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended ("1934 Act"), who or which was known to the Company to be the beneficial owner of more than 5% of the issued and outstanding Common Stock, (ii) the directors and Named Executive Officers of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes that the shareholders listed below have sole investment and voting power with respect to their shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Algiers Bancorp, Inc. Employee Stock Ownership Plan Trust Messrs. Dang and Minor, trustees #1 Westbank Expressway New Orleans, Louisiana 701144	49,802(2)	9.8%
First Financial Fund, Inc. Gateway Center Three 100 Mulberry Street, 9th Floor Newark, New Jersey 07102-7503	34,600(3)	6.8%
Riggs Partners LLC 3945 Central Avenue Western Springs, Illinois 60558	42,000(4)	8.3%
Thomson, Horstmann & Bryant, Inc. Park 80 West, Plaza Two Saddle Brook, New Jersey 07663	25,800(5)	5.1%
Tontine Financial Partners, L.P. Tontine Management , L.L.C. Jeffrey L. Gendell 200 Park Avenue, Suite 3900 New York, New York 10166	49,500(6)	9.8%
Thomas L. Arnold, Sr.	275(7)	*
Thu Dang	2,675(8)(9)	*
John H. Gary, III	15,175(9)(10)	3.0%
Eugene J. Harris	100	*
Francis M. Minor	1,951(11)	*
Janice H. Ray	3,800	*
Hugh E. Humphrey, III	7,045(12)	1.4%
Hugh E. Humphrey, Jr.	28,791(13)	5.7%
All directors and executive officers of the Company and the Bank as a group (7 persons)	31,021 (14)	6.1%

*	Represents less than 1% of the outstanding Common Stock.
(1)	Based upon filings made pursuant to the 1934 Act and other information known to the Company.
(2)	The Algiers Bancorp, Inc. Employee Stock Ownership Plan Trust (the "Trust") was established pursuant to the Algiers Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP") by an agreement between the Company and Messrs. Dang and Minor, who act as trustees of the plan (the "Trustees"). As of December 31, 2000, 26,689 shares of Common Stock held in the Trust were unallocated and 23,113 shares had been allocated to the accounts of participating employees or released for such allocation. Under the terms of the ESOP, the Trustees must vote the allocated shares held in the ESOP in accordance with the instructions of the participating employees. Unallocated shares held in the ESOP will be voted by the ESOP Trustees in the same proportion for and against proposals to stockholders as the ESOP participants and beneficiaries actually vote shares of Common Stock allocated to their individual accounts. Any allocated shares that either abstain on a proposal or are not voted will be disregarded in determining the percentage of stock voted for and against each proposal by the participants and beneficiaries. The amount of Common Stock beneficially owned by directors and executive officers who serve as trustees of the ESOP and by all directors and executive officers as a group does not include the shares held by the Trust, except for the shares actually allocated to the accounts of the executive officers.
(3)	First Financial Fund, Inc., an investment company, has the sole power to vote or to direct the vote of the referenced shares. Wellington Management Company, LLP, whose business address is 75 State Street, Boston, Massachusetts 02109, is an investment advisor to First Financial Fund, Inc. and claims shared dispositive power with respect to the shares owned by First Financial Fund, Inc.
(4)	Riggs Partners LLC ("Riggs") is an Illinois limited liability company. Philip J. Timyan is the managing member of Riggs.
(5)	Thomas Horstmann & Bryant, Inc. ("THB") is a Delaware corporation and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940.
(6)	The shares are owned of record by Tontine Financial Partners, L.P. ("TFP"). TFP is a Delaware limited partnership, and Tontine Management, L.L.C. ("TM") is a Delaware limited liability company and the general partner of TFP. Jeffrey L. Gendell is the Managing Member of TM. In such capacities, TFP, TM and Mr. Gendell share voting and dispositive power with respect to the shares owned of record by TFP.
(7)	Includes 70 shares as to which Mr. Arnold has voting power, but does not have dispositive power.
(8)	Includes 70 shares as to which Mr. Dang has voting power, but does not have dispositive power.
(9)	All shares are owned jointly with the named person's spouse.
(10)	Includes 70 shares as to which Mr. Gary has voting power, but does not have dispositive power.
(11)	Includes 1,226 shares allocated to Mr. Minor's account in the ESOP and 280 shares as to which Mr. Minor has voting power, but does not have dispositive power.
(12)	Includes 1,000 shares held in a trust for Mr. Humphrey's minor daughter, for which Mr. Humphrey is the trustee, and 3,581 shares allocated to Mr. Humphrey's account in the ESOP.
(13)	Includes 9,335 shares held by Mr. Humphrey Jr.'s spouse, which may be deemed to be beneficially owned by Mr. Humphrey, Jr., and 3,756 shares allocated to Mr. Humphrey, Jr.'s account in the ESOP.
(14)	Includes 4,807 shares allocated to the officer's accounts in the Company's ESOP and 490 shares as to which the respective owners of such shares have voting power, but do not have dispositive power.

Item 12.     Certain Relationships and Related Transactions.

            The estate of the late Mr. Humphrey, Jr., the former President and Chief Executive Officer of the Company, and his wife own the Company's main office building and lease the building to the Company. Prior to April 1, 1996, the lease was for a 30-year term expiring in September 1997, and the rent was $33,000 per year, subject to increase to $82,000 per year at the discretion of the late Mr. Humphrey, Jr. Effective April 1, 1996, the Company entered into a new 10 - year lease with the late Mr. Humphrey, Jr. and his spouse, and the rent is $45,000 for the first five years of the new lease. The rent will increase during the second five years of the new lease at a rate equal to the rate of increase in the consumer price index, but the rent will not decrease if the consumer price index decreases. The new lease may be renewed at the Company's option for two additional 10 - year periods. Under both the old lease and the new lease, the Company pays all taxes, insurance and maintenance costs.

            Harold A. Buchler, Jr., a partner in the law firm of Buchler & Buchler, is the brother-in-law of Mr. Humphrey, III and Mrs. Ray, and the son-in-law of the late Mr. Humphrey, Jr. During 2000, Buchler & Buchler received an annual retainer of $12,000 from the Company, and approximately $7,785 in connection with real estate loan closings. Most of the closing fees were paid by the borrowers rather than the Company.

            Management believes that the above transactions were on terms at least as favorable to the Company as could be obtained from unaffiliated third parties.

Indebtedness of Management

            The Bank, in the ordinary course of business, makes available to its directors, officers and employees mortgage loans on their primary residences and other types of loans. Such loans are made on the same terms as comparable loans to other borrowers. It is the belief of management that these loans neither involve more than the normal risk of collectibility nor present other unfavorable features. At December 31, 2000, the Bank's outstanding loans to directors and executive officers of the Bank, or members of their immediate families, totaled approximately $49,825.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALGIERS BANCORP, INC.

By: /S/ EUGENE J. HARRIS
Eugene J. Harris
President and Chief Executive Officer

Date: April 30, 2001