Form 10QSB
period 2001-03-31
ALGIERS BANCORP INC
filed 2001-05-15
CIK 1011296

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001


         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-20911


                              ALGIERS BANCORP, INC.
           ----------------------------------------------------------
           (Name of small business issuer as specified in its charter)


         Louisiana                                     72 - 1317594
------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


#1 Westbank Expressway, New Orleans, Louisiana            70114
----------------------------------------------     -------------------
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

           Yes  X    No
               ----    ----

Number of shares of Common Stock outstanding on May 10, 2001: 506,348


Transitional Small Business Disclosure Format (check one):

          Yes      No  X
              ----    ----


================================================================================

                              ALGIERS BANCORP, INC.
                       QUARTERLY REPORT ON FORM 10-QSB FOR
                        THE QUARTER ENDED MARCH 31, 2001


                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

     Interim Financial Information required by Rule 10-01 of
     Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

         Item 1.  Financial Statements

              Consolidated Statements Of Financial Condition
                 (Unaudited) at March 31, 2001 and December 31, 2000.....  1

              Consolidated Statements Of Operations (Unaudited)
                 For the Three Months Ended March 31, 2001 and 2000......  3

              Consolidated Statements Of Cash Flows (Unaudited)
                 For the Three Months Ended March 31, 2001 and 2000......  5

              Notes to Consolidated Financial Statements.................  7

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................  8

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K....................... 12

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                March 31,         December 31,
                                                                  2001               2000
                                                               ----------         ------------
                                                               (Unaudited)
                                                                      (In Thousands)
Cash and Cash Equivalents                                      $   1,609          $     615
Interest-Bearing Deposits in Other Banks                           8,367              1,428
Investments Available-for-Sale - at Fair Val(Note 2)               4,850              5,183
Loans Receivable - Net                                            18,923             17,224
Mortgage Loans Held for Resale                                        --                 --
Mortgage-Backed Securities - Available-for-Sale -
       at Fair Value  (Note 2)                                    12,972             22,026
Stock in Federal Home Loan Bank                                      593                585
Accrued Interest Receivable                                          263                346
Real Estate Owned - Net                                              318                251
Office Properties and Equipment, at Cost - Furniture,
       Fixtures and Equipment, Less Accumulated

       Depreciation of $676 and $641,  respectively                  749                717
Prepaid Expenses                                                      96                 31
Deferred Taxes                                                       406                463
Income Tax Receivable                                                 54                 54
Other Assets                                                          25                  9
                                                               ---------          ---------

                   Total Assets                                $  49,225          $  48,932
                                                               =========          =========




The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   March 31,          December 31,
                                                                     2001                2000
                                                                  ----------          ------------
                                                                 (Unaudited)
                                                                          (In Thousands)
          LIABILITES

Deposits:
    Interest Bearing                                              $   41,018           $   37,819
    Non-Interest Bearing                                                 930                  911
FHLB Advances                                                             --                3,000
Advance Payments from Borrowers for
    Insurance and Taxes                                                   66                   75
Accrued Interest Payable on Depositors' Accounts                          14                   13
Due to Affiliates                                                        200                  141
Other Liabilities                                                         67                   68
                                                                  ----------           ----------

                                                                      42,295               42,027
Minority Interest in Subsidiary                                         (120)                 (83)
                                                                  ----------           ----------

          Total Liabilities                                           42,175               41,944
                                                                  ----------           ----------

          STOCKHOLDERS' EQUITY

Preferred Stock - Par Value $.01; 5,000,000 Shares

    Authorized; 0 Shares Issued and Outstanding                           --                   --
Common Stock - Par Value $.01
    10,000,000 Shares Authorized, 648,025  Issued Shares                   6                    6
Paid-in Capital in Excess of Par                                       6,118                6,118
Retained Earnings                                                      3,129                3,264
Treasury Stock - 141,677 Shares, at Cost                              (1,823)              (1,823)
Accumulated Other Comprehensive Income (Loss)                            (90)                (286)
                                                                  ----------           ----------
                                                                       7,340                7,279
                                                                  ----------           ----------

          Less: Unearned ESOP Shares                                    (267)                (267)
                       Unearned MRP Shares                               (23)                 (24)
                                                                  ----------           ----------
                                                                        (290)                (291)
                                                                  ----------           ----------

          Total Stockholders' Equity                                   7,050                6,988
                                                                  ----------           ----------

          Total Liabilities and Stockholders' Equity              $   49,225           $   48,932
                                                                  ==========           ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended
                                                    ------------------------------------
                                                      March 31,                March 31,
                                                        2001                     2000
                                                    ----------               -----------
                                                    (Unaudited)              (Unaudited)
                                                              (In Thousands)
INTEREST INCOME

    Loans                                           $     390                $      200
    Mortgage-Backed Securities                            314                       394
    Investment Securities                                  81                        84
    Other Interest-Earning Assets                          58                        18
                                                    ---------                ----------
          Total Interest Income                           843                       696
                                                    ---------                ----------

INTEREST EXPENSE

    Deposits                                              531                       466
    FHLB Advances                                          27                        10
                                                    ---------                ----------
          Total Interest Expense                          558                       476
                                                    ---------                ----------

NET INTEREST INCOME BEFORE

    PROVISION  FOR  LOAN LOSSES                           285                       220

PROVISION FOR LOAN LOSSES                                  --                        --
                                                           --                        --

NET INTEREST INCOME AFTER

    PROVISION FOR LOAN LOSSES                             285                       220
                                                    ---------                ----------

NON-INTEREST INCOME

    Service Charges and Fees                               47                        66
    Recovery of GIC Bonds Previously
       Written Off                                         --                         4
    Miscellaneous Income                                   12                         6
                                                    ---------                ----------

          Total Non-Interest Income                        59                        76
                                                    ---------                ----------

The accompanying notes are an integral part of these consolidated financial statements.

            ALGIERS BANCORP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                                         Three Months Ended
                                                   -----------------------------
                                                    March 31,          March 31,
                                                      2001              2000
                                                   ----------        ----------
                                                   (Unaudited)       (Unaudited)
                                                           (In Thousands)
NON-INTEREST EXPENSES

    Compensation and Benefits                       $    322         $     208
    Occupancy and Equipment                              105               112
    Computer                                              12                15
    Deposit Insurance Premium                              5                 2
    Professional Services                                 25                40
    Bank Service Charges                                   8                 7
    Real Estate Owned Expenses                             1                 5
    Loss on Sale of Securities                             8                --
    Other                                                 73                52
                                                    --------         ---------
       Total Non-Interest Expense                        559               441
                                                    --------         ---------

LOSS  BEFORE INCOME TAXES

    AND MINORITY INTEREST                               (215)             (145)

FEDERAL INCOME TAX BENEFIT                               (44)               (7)
                                                    --------         ---------

LOSS BEFORE MINORITY INTEREST                           (171)             (138)

MINORITY INTEREST IN SUBSIDIARY                           37                32
                                                    --------         ---------

NET LOSS                                                (134)             (106)

OTHER COMPREHENSIVE INCOME-
    NET OF INCOME TAX

    Unrealized Gains (Losses) on Securities              196               (67)
                                                    ========         =========

COMPREHENSIVE INCOME (LOSS)                         $     62         $    (173)
                                                    ========         =========

LOSS PER SHARE

    Basic                                           $  (0.28)        $   (0.22)
                                                    ========         =========
    Fully Diluted                                   $  (0.28)        $   (0.22)
                                                    ========         =========


The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended
                                                                                   -------------------------------
                                                                                    March 31,            March 31,
                                                                                      2001                 2000
                                                                                   ----------           ----------
                                                                                   (Unaudited)         (Unaudited)
                                                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                       $     (134)          $     (106)
    Adjustments to Reconcile Net Loss to Net
       Cash Provided by (Used in) Operating Activities:
          Depreciation and Amortization                                                    49                   55
          Premium Amortization Net of Discount Accretion                                  (16)                   9
          Stock Dividend - FHLB                                                            (8)                  (8)
          ESOP and  MRP Expense                                                             9                    7
          Increase in Accrued Interest Payable                                              1                    6
          Increase (Decrease) Increase  in Other Liabilities                              (10)                  40
          Decrease in Accrued Interest Receivable                                          83                   40
          Increase in Unearned Interest                                                     3                   --
          Proceeds from Sales of Loans Held for Sale                                       --                    4
          Increase in Other Assets                                                        (16)                  (4)
          Increase in Deferred Loan Fees                                                    6                    4
          (Increase) Decrease in Prepaid Expenses                                         (65)                   1
          Increase in Due to Affiliates                                                    59                   --
          Decrease in Minority Interest                                                   (37)                 (32)
          Loss on Sale of Securities                                                        8                   --
          Increase in Prepaid Income Taxes                                                 --                  (88)
          (Increase) Decrease in Deferred Income Taxes                                    (45)                  81
                                                                                   ----------           ----------
             Net Cash Provided by (Used in) Operating Activities                         (113)                   9
                                                                                   ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Maturities of Investment Securities - Available-for-Sale                              378                    8
    Proceeds from Sale of Investment Securities - Available-for-Sale                       48                   --
    Purchases of Mortgage- Backed Securities - Available-for-Sale                          --               (1,309)
    Maturities of Mortgage-Backed Securities - Available-for-Sale                         945                1,078
    Proceeds from Sale of Mortgage Backed Securities - Available-for-Sale               8,322                   --
    Principal Collected on Loans                                                        1,342                  115
    Loans Made to Customers                                                            (3,117)                (338)
    Purchase of Furniture and Fixtures                                                    (81)                  --
                                                                                   ----------           ----------
             Net Cash Provided by (Used In) Investing Activities                        7,837                 (446)
                                                                                   ----------           ----------

The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                               Three Months Ended
                                                                                         -------------------------------
                                                                                          March 31,            March 31,
                                                                                            2001                 2000
                                                                                         ----------           ----------
                                                                                         (Unaudited)         (Unaudited)
                                                                                                 (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES

    Net Increase (Decrease) in Deposits                                                  $    3,218           $     (693)
    Net Increase (Decrease) in Advances from
       Borrowers for Taxes and Insurance                                                         (9)                  18
    Repayment of Federal Home Loan Advance                                                   (3,000)                (500)
    Dividends Paid on Common Stock                                                               --                  (25)
                                                                                         ----------           ----------
             Net Cash Provided by  (Used in) Financing Activities                               209               (1,200)
                                                                                         ----------           ----------

NET INCREASE (DECREASE) IN CASH AND

         CASH EQUIVALENTS                                                                     7,933               (1,637)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                                 2,043                2,839
                                                                                         ----------           ----------


CASH AND CASH EQUIVALENTS - END OF PERIOD                                                $    9,976           $    1,202
                                                                                         ==========           ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash Paid During the Year for:

       Interest                                                                          $      558           $      470
       Income Taxes                                                                      $       --           $       --

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

       Dividends Declared                                                                $       --           $       25
       Real Estate Owned Acquired Through Foreclosure                                    $       67           $       --


The accompanying notes are an integral part of these consolidated financial statements.

                              Algiers Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2001

Note 1 - Basis of Presentation -

            Algiers Bancorp, Inc. (the "Company") was organized as a Louisiana corporation on February 5, 1996 for the purpose of engaging in any lawful act or activity for which a corporation may be formed under the Louisiana Business Corporation Law, as amended. Other than steps related to the reorganization described below, the Company was essentially inactive until July 8, 1996, when it acquired Algiers Bank and Trust (the "Bank") in a business reorganization of entities under common control in a manner similar to a pooling of interest. The Bank is engaged in the savings and loan industry. The acquired Bank became a wholly-owned subsidiary of the Company through the issuance of 1,000 shares of common stock to the Company in exchange for 50% of the net proceeds received by the Company in the reorganization.

            During 1998, the Company formed Algiers Com, Inc., a subsidiary that owns a 51% interest in Planet Mortgage, LLC. Planet Mortgage, LLC is engaged in the solicitation of mortgage loans through its Internet site.

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Algiers Bank and Trust and Algiers Com, Inc. In consolidation, significant inter-company accounts, transactions, and profits have been eliminated.

Note 2 - Available for Sale Securities -

            Investments and mortgage-backed securities available-for-sale at March 31, 2001 and December 31, 2000, respectively, are summarized as follows (in thousands):

                                         March 31, 2001                                    December 31, 2000
                                         --------------                                    -----------------
                                      Gross       Gross                                  Gross       Gross
                        Amortized  Unrealized   Unrealized     Fair        Amortized  Unrealized   Unrealized     Fair
                          Cost        Gains       Losses      Value          Cost        Gains       Losses       Value
                          ----        -----       ------      -----          ----        -----       ------       -----
Investments              $  4,853     $     9     $     12   $  4,850       $  5,299     $    --     $    116    $  5,183
                         ========     =======     ========   ========       ========     =======       ======    ========

GNMA Certificates        $  1,703     $     8     $     10   $  1,701       $  5,868     $     4     $     52    $  5,820
FNMA Certificates           8,106          15          116      8,005         13,038          45          243      12,840
FHLMC Certificates          3,296           2           32      3,266          3,438           2           74       3,366
                           ------     -------     --------   --------       --------     -------     ---- ---    --------
                         $ 13,105     $    25     $    158   $ 12,972       $ 22,344     $    51     $    369    $ 22,026
                         ========     =======     ========   ========       ========     =======     ========    ========

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

            As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $13,000 for the three months ended March 31, 2001 based on the annual release of shares.

Note 4 - Management Recognition Plan -

            On July 18, 1997, the Company established a Recognition and Retention Plan (the "Plan") as an incentive to retain personnel of experience and ability in key positions. The Bank approved a total of 25,921 shares of stock to be acquired for the Plan, of which 4,205 have been allocated for distribution to key employees and directors. As shares are acquired for the Plan, the purchase price of these shares is recorded as unearned compensation, a contra equity account. As the shares are distributed, the contra equity account is reduced.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

            The following discussion compares the consolidated financial condition of Algiers Bancorp, Inc. and Subsidiaries at March 31, 2001 to December 31, 2000 and the results of operations for the three months ended March 31, 2001 with the same period in 2000. Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

CHANGES IN FINANCIAL CONDITION

            Total assets increased $293,000 or .60% from $48.9 million at December 31, 2000 to $49.2 million at March 31, 2001. The increase in assets is primarily due to an increase in cash and cash equivalents, interest-bearing deposits in other banks, loans, and deposits, offset by decreases in investments, mortgage-backed securities and Federal Home Loan Bank advances.

            Interest-earning deposits in other banks and investments was $13.2 million at March 31, 2001 and $7.0 million at December 31, 2000. This increase was due to an increase in balances held by FHLB and Federal Reserve Bank.

            The mortgage-backed securities portfolio decreased $9.0 million or 41.1% from $22.0 million at December 31, 2000 to $13.0 million at March 31, 2001, as mortgage-backed securities totaling $8.3 million were sold and the amount of mortgage-backed securities maturing totaled $945,000, offset by an increase in unrealized market value adjustments of $185,000. Mortgage-backed securities amounted to $13.0 million or 26.3% of total assets at March 31, 2001, compared to $22.0 million or 45.0% of total assets at December 31, 2000.

            The Bank's loan portfolio increased $1.7 million or 9.9% over the past three months from $17.2 million at December 31, 2000 to $18.9 million at March 31, 2001.

            Total deposits increased $3.2 million or 8.3% to $41.9 million at March 31, 2001 from $38.7 million at December 31, 2000. The increase was primarily in certificate of deposit accounts.

            Total stockholders' equity increased by $62,000 during the past three months. This increase was due to an increase in accumulated other comprehensive income of $196,000, offset by a net loss for the period of $134,000. Stockholders' equity at March 31, 2001 totaled $7.05 million or 14.3% of total assets compared to $7.0 million or 14.3% of total assets at December 31, 2000.

RESULTS OF OPERATIONS

            The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage-backed securities, loans and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. For the three months ended March 31, 2001, net interest income before provision for loan losses was less than total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, federal insurance premiums, and miscellaneous other expenses.

            The Company's net loss for the three months ended March 31, 2001 increased $28,000 or 26.4% compared to the three months ended March 31, 2000. The increase was due to an increase of $82,000 or 17.2% in interest expense, a $17,000 or 22.4% decrease in non-interest income and an increase of $118,000 or 26.8% in non-interest expense, partially offset by a an increase of $147,000 or 21.1% in interest income.

            Total interest income increased by $147,000 or 21.1% during the three months ended March 31, 2001 compared to the three months ending March 31, 2000, due to an increase in the average yield on interest earning assets from 6.43% in the first three months of 2000 to 7.37% in the first three months of 2001 and an increase of $2.5 million or 5.7% in average interest-earning assets. The increase in the average balance was primarily due to increases in loans and interest bearing deposits in other banks partially offset by sales and principal pay-downs on mortgage backed securities and investments exceeding repurchases. Total interest expense increased by $82,000 or 17.2% in the three months ending March 31, 2001 compared to the three months ending March 31, 2000, primarily due to an increase in the average rate on interest-bearing liabilities to 5.31% from 4.91% over the same period in 2000 and an increase in average interest-bearing liabilities of $3.7 million or 9.6% in the first three months of 2001 over the comparable 2000 period.

            The increased net interest income of $65,000 was due to an increase in the average interest rate spread to 2.06% in the first three months of 2001 from 1.51% in the first three months of 2000 and an increase of $2.5 million or 5.7% in net average interest-earning assets in the three months ended March 31, 2001 over the comparable 2000 period. The average yield on interest-earning assets increased to 7.37% during the three months ended March 31, 2001 compared to 6.43% during the three months ended March 31, 2000. The increased yield on assets was primarily due to an increase in the average rate earned on loans and mortgaged-backed securities. The average rate on deposits increased from 4.96% during the first three months of 2000 to 5.25% during the first three months of 2001.

            During the quarter ended March 31, 2001 compared to the same period of 2000, non-interest income decreased $17,000 due to a decrease of $19,000 in service charges and fees.

            The Bank had no provision or credit for loan losses in the three months ended March 31, 2001 and 2000. Total non-performing loans at March 31, 2001 and December 31, 2000 was $211,000 and the allowance for loan losses at March 31, 2001 and December 31, 2000 was $262,000.

            The $118,000 increase in total non-interest expense in the three months ended March 31, 2001 was due to a $114,000 increase in compensation and benefits related to the increased loan business, a $21,000 increase in other expenses, offset by a $15,000 decrease in professional services.

            The $37,000 or 528.6% increase in income tax benefit was primarily due to a decrease of $70,000 in pre-tax income for the three months ended March 31, 2001 from the comparable 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

            The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current Office of Thrift Supervision ("OTS") regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 2001, the Bank's liquidity was 52.64% or $21.7 million more than the minimum OTS requirement of 4%.

            The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0%, and 8.0%, respectively. At March 31, 2001, the Bank's tangible and core capital both amounted to $6.8 million or 13.7% of adjusted total assets of $49.4 million, and the Bank's risk-based capital amounted to $7.0 million or 33.2% of adjusted risk-weighted assets of $21.1 million.

            As of March 31, 2001, the Bank's unaudited regulatory capital requirements are as indicated in the following table:

                                                Tangible          Core         Risk-Based
                                                Capital         Capital         Capital
                                               ---------      ----------      ----------
                                                          (Dollars in Thousands)
GAAP Capital                                      6,670           6,670           6,670
Additional Capital Items:
      General Valuation Allowance                    --              --             254
      Unrealized Loss on Securities -
         Available for Sale                          90              90              90
                                              ---------      ----------      ----------
Regulatory Capital                                6,760           6,760           7,014

Minimum Capital Requirement                         740           1,481           1,689
                                              ---------      ----------      ----------
Regulatory Capital Excess                         6,020           5,279           5,325
Regulatory Capital as a Percentage                13.70 %         13.70 %         33.22 %
Minimum Capital Required as
      a Percentage                                 1.50 %          3.00 %          8.00 %




            Based on the above capital ratios, the Bank meets the criteria for a "well capitalized" institution at March 31, 2001. The Bank's management believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy of the Bank's area, could adversely affect future earnings.

COMMON STOCK REPURCHASE PLAN

            The OTS granted the Company permission on September 3, 1998 to repurchase approximately 14% of the Company's outstanding common stock. The approval included 21,419 shares to fund the 1997 Management Recognition and Retention Plan and shares for general corporate purposes.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      The following exhibit are filed herewith:

                  Exhibit No.       Description
                  ----------        -----------
                     2.1*           Plan of Conversion
                     3.1*           Articles of Incorporation of Algiers
                                    Bancorp, Inc.
                     3.2*           Bylaws of Algiers Bancorp, Inc.
                     4.1*           Stock Certificate of Algiers Bancorp, Inc.

(*) Incorported herein by reference to the Company's Form SB-2 (Registration No. 333-2770) filed by the Company with the SEC on March 26, 1996, as subsequently amended.



         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ALGIERS BANCORP, INC.



Date:  May 15, 2001                           By:
                                                 -------------------------------
                                                      Thomas L. Arnold, Sr.
                                                      Chairman of the Board



Date:  May 15, 2001                           By:
                                                 -------------------------------
                                                        Eugene J. Harris
                                                          President