Form 10QSB
period 2001-06-30
ALGIERS BANCORP INC
filed 2001-08-08
CIK 1011296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Number of shares of Common Stock outstanding on August 1, 2001: 506,348


Transitional Small Business Disclosure Format (check one): Yes ___  No  X

                              ALGIERS BANCORP, INC.
                       QUARTERLY REPORT ON FORM 10-QSB FOR
                         THE QUARTER ENDED JUNE 30, 2001


PART I - FINANCIAL INFORMATION

     Interim Financial Information required by Rule 10-01 of Regulation S-X and
     Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                                                                PAGE
         Item 1.  Financial Statements
              Consolidated Statements Of Financial Condition (Unaudited) at
              June 30, 2001 and December 31, 2000................................................                 1

              Consolidated Statements Of Operations (Unaudited) For the Three
              and Six Months Ended June 30, 2001 and 2000........................................                 3

              Consolidated Statements Of Cash Flows (Unaudited) For the
              Six Months Ended June 30, 2001 and 2000............................................                 5

              Notes to Consolidated Financial Statements.........................................                 7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................                 8

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K...............................................                12


                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                              June 30,         December 31,
                                                                2001               2000
                                                              -------          ------------
                                                             (Unaudited)
                                                                     (In Thousands)

Cash and Cash Equivalents                                      $ 1,036            $   615
Interest-Bearing Deposits in Other Banks                         6,671              1,428
Investments Available-for-Sale - at Fair Value (Note 2)          3,339              5,183
Loans Receivable - Net                                          23,953             17,224
Mortgage Loans Held for Resale                                      --                 --
Mortgage-Backed Securities - Available-for-Sale -
       at Fair Value  (Note 2)                                  12,335             22,026
Stock in Federal Home Loan Bank                                    599                585
Accrued Interest Receivable                                        287                346
Real Estate Owned - Net                                            203                251
Office Properties and Equipment, at Cost - Furniture,
       Fixtures and Equipment, Less Accumulated
       Depreciation of $741 and $641,  respectively                728                717
Prepaid Expenses                                                   132                 31
Deferred Taxes                                                     465                463
Income Tax Receivable                                               --                 54
Other Assets                                                        25                  9
                                                               -------            -------

                   Total Assets                                $49,773            $48,932
                                                               =======            =======



The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            June 30,      December 31,
                                                             2001             2000
                                                           --------       -----------
          LIABILITIES                                    (Unaudited)
                                                                 (In Thousands)
Deposits :
    Interest Bearing                                       $ 41,847        $ 37,819
    Non-Interest Bearing                                        704             911
FHLB Advances                                                    --           3,000
Advance Payments from Borrowers for
    Insurance and Taxes                                          61              75
Accrued Interest Payable on Depositors' Accounts                 14              13
Due to Affiliates                                               249             141
Other Liabilities                                                85              68
                                                           --------        --------

                                                             42,960          42,027
Minority Interest in Subsidiary                                (149)            (83)
                                                           --------        --------

          Total Liabilities                                  42,811          41,944
                                                           --------        --------

          STOCKHOLDERS' EQUITY

Preferred Stock - Par Value $.01; 5,000,000 Shares
    Authorized; 0 Shares Issued and Outstanding                  --              --
Common Stock - Par Value $.01
    10,000,000 Shares Authorized, 648,025  Issued Shares          6               6
Paid-in Capital in Excess of Par                              6,118           6,118
Retained Earnings                                             3,017           3,264
Treasury Stock - 141,677 Shares, at Cost                     (1,823)         (1,823)
Accumulated Other Comprehensive Income (Loss)                   (66)           (286)
                                                           --------        --------
                                                              7,252           7,279
                                                           --------        --------

          Less: Unearned ESOP Shares                           (267)           (267)
                       Unearned MRP Shares                      (23)            (24)
                                                           --------        --------
                                                               (290)           (291)
                                                           --------        --------

          Total Stockholders' Equity                          6,962           6,988
                                                           --------        --------

          Total Liabilities and Stockholders' Equity       $ 49,773        $ 48,932
                                                           ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

     ALGIERS BANCORP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended                  Six Months Ended
                                                June 30,          June 30,         June 30,           June 30,
                                                 2001              2000              2001               2000
                                               -------            -------           -------            -------
                                             (Unaudited)       (Unaudited)       (Unaudited)         (Unaudited)
                                                   (In Thousands)                       (In Thousands)
INTEREST INCOME
    Loans                                      $   442            $   230           $   832            $   430
    Mortgage-Backed Securities                     200                396               514                790
    Investment Securities                           65                 95               146                179
    Other Interest-Earning Assets                   92                 25               150                 43
                                               -------            -------           -------            -------
          Total Interest Income                    799                746             1,642              1,442
                                               -------            -------           -------            -------

INTEREST EXPENSE
    Deposits                                       551                458             1,082                924
    FHLB Advances                                   --                  7                27                 17
                                               -------            -------           -------            -------
          Total Interest Expense                   551                465             1,109                941
                                               -------            -------           -------            -------

NET INTEREST INCOME BEFORE
    PROVISION  FOR  LOAN LOSSES                    248                281               533                501

PROVISION FOR LOAN LOSSES                          (40)                --               (40)                --
                                               -------            -------           -------            -------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                      208                281               493                501
                                               -------            -------           -------            -------

NON-INTEREST INCOME
    Service Charges and Fees                       111                 53               158                119
    Recovery of GIC Bonds Previously
       Written Off                                  --                 --                --                  4
    Miscellaneous Income                            70                 13                82                 19
                                               -------            -------           -------            -------

          Total Non-Interest Income                181                 66               240                142
                                               -------            -------           -------            -------

The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                                   Three Months Ended                  Six Months Ended
                                                June 30,          June 30,         June 30,           June 30,
                                                 2001              2000              2001               2000
                                               -------            -------           -------            -------
                                             (Unaudited)       (Unaudited)       (Unaudited)         (Unaudited)
                                                   (In Thousands)                       (In Thousands)
NON-INTEREST EXPENSES
    Compensation and Benefits                   $   322           $   229           $   644           $   437
    Occupancy and Equipment                         110               100               215               212
    Computer                                         13                19                25                34
    Deposit Insurance Premium                         4                17                 9                24
    Professional Services                            43               102                68               142
    Bank Service Charges                              6                 9                14                16
    Real Estate Owned Expenses                       --                10                --                15
    Loss on Sale of Securities                       --                --                 7                --
    Other                                           104                80               179               127
                                                -------           -------           -------           -------
       Total Non-Interest Expense                   602               566             1,161             1,007
                                                -------           -------           -------           -------

LOSS  BEFORE INCOME TAXES
    AND MINORITY INTEREST                          (213)             (219)             (428)             (364)

FEDERAL INCOME TAX BENEFIT                          (71)              (78)             (115)              (85)
                                                -------           -------           -------           -------

LOSS BEFORE MINORITY INTEREST                      (142)             (141)             (313)             (279)

MINORITY INTEREST IN SUBSIDIARY                      29                36                66                68
                                                -------           -------           -------           -------

NET LOSS                                           (113)             (105)             (247)             (211)

OTHER COMPREHENSIVE INCOME-
    NET OF INCOME TAX

    Unrealized Gains (Losses) on Securities          24                10               220               (57)
                                                =======           =======           =======           =======

COMPREHENSIVE INCOME (LOSS)                     $   (89)          $   (95)          $   (27)          $  (268)
                                                =======           =======           =======           =======

LOSS PER SHARE
    Basic                                       $ (0.24)          $ (0.22)          $ (0.52)          $ (0.45)
                                                =======           =======           =======           =======
    Fully Diluted                               $ (0.24)          $ (0.22)          $ (0.52)          $ (0.45)
                                                =======           =======           =======           =======


The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Six Months Ended
                                                                                   June 30,           June 30,
                                                                                    2001               2000
                                                                                   -------            -------
                                                                                 (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES                                                   (In Thousands)
    Net Loss                                                                       $  (247)           $  (211)
    Adjustments to Reconcile Net Loss to Net
       Cash Used in Operating Activities:
          Depreciation and Amortization                                                102                103
          Provision for Loan Losses                                                     40                 --
          Premium Amortization Net of Discount Accretion                                (7)                17
          Stock Dividend - FHLB                                                        (14)               (25)
          ESOP and  MRP Expense                                                         44                 21
          Increase (Decrease) in Accrued Interest Payable                                1                 (3)
          Increase (Decrease) Increase  in Other Liabilities                           (27)                60
          Decrease in Accrued Interest Receivable                                       59                  1
          Increase in Unearned Interest                                                 30                 --
          Increase in Other Assets                                                     (16)                (2)
          Increase in Deferred Loan Fees                                                11                 16
          Increase in Prepaid Expenses                                                (101)               (39)
          Originations of Loans Held for Sale                                         (643)               (71)
          Proceeds from Sales of Loans Held for Sale                                   643                201
          Increase in Due to Affiliates                                                108                 --
          Decrease in Minority Interest                                                (66)               (68)
          Loss on Sale of Securities                                                     7                 --
          Gain on Sale of Real Estate Owned                                            (46)                --
          (Increase) Decrease in Prepaid Income Taxes                                   54                (88)
          (Increase) Decrease in Deferred Income Taxes                                (115)                 2
                                                                                   -------            -------
             Net Cash Used in Operating Activities                                    (183)               (86)
                                                                                   -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities of Investment Securities - Available-for-Sale                         1,631                 16
    Proceeds from Sale of Investment Securities - Available-for-Sale                   298                 --
    Purchases of Mortgage- Backed Securities - Available-for-Sale                       --             (1,802)
    Maturities of Mortgage-Backed Securities - Available-for-Sale                    1,617              2,346
    Proceeds from Sale of Mortgage Backed Securities - Available-for-Sale            8,322                 --
    Principal Collected on Loans                                                     2,722                800
    Loans Made to Customers                                                         (9,598)            (1,134)
    Proceeds from Sale of Real Estate Owned                                            161                 --
    Purchase of Furniture and Fixtures                                                (113)               (10)
                                                                                   -------            -------
             Net Cash Provided by Investing Activities                               5,040                216
                                                                                   -------            -------

The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                        Six Months Ended
                                                                    June 30,          June 30,
                                                                      2001              2000
                                                                    -------            -------
                                                                  (Unaudited)        (Unaudited)
                                                                         (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
    Net Increase (Decrease) in Deposits                             $ 3,821            $  (805)
    Net Increase (Decrease) in Advances from
       Borrowers for Taxes and Insurance                                (14)                 5
    Repayment of Federal Home Loan Advance                           (3,000)              (500)
    Dividends Paid on Common Stock                                       --                (50)
                                                                    -------            -------
             Net Cash Provided by  (Used in) Financing Activities       807             (1,350)
                                                                    -------            -------

NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                             5,664             (1,220)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                         2,043              2,839
                                                                    -------            -------


CASH AND CASH EQUIVALENTS - END OF PERIOD                           $ 7,707            $ 1,619
                                                                    =======            =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash Paid During the Year for:
       Interest                                                     $ 1,108            $   944
       Income Taxes                                                 $    --            $    --

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
       Dividends Declared                                           $    --            $    25
       Real Estate Owned Acquired Through Foreclosure               $    67            $    --


The accompanying notes are an integral part of these consolidated financial statements.

                              Algiers Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2001

Note 1 - Basis of Presentation -

            Algiers Bancorp, Inc. (the "Company") was organized as a Louisiana corporation on February 5, 1996 for the purpose of engaging in any lawful act or activity for which a corporation may be formed under the Louisiana Business Corporation Law, as amended. Other than steps related to the reorganization described below, the Company was essentially inactive until July 8, 1996, when it acquired Algiers Bank & Trust (the "Bank") in a business reorganization of entities under common control in a manner similar to a pooling of interest. The Bank is engaged in the savings and loan industry. The acquired Bank became a wholly-owned subsidiary of the Company through the issuance of 1,000 shares of common stock to the Company in exchange for 50% of the net proceeds received by the Company in the reorganization.

            During 1998, the Company formed Algiers.Com, Inc., a subsidiary that owns a 51% interest in Planet Mortgage, LLC. Planet Mortgage, LLC is engaged in the solicitation of mortgage loans through its Internet site.

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Algiers Bank & Trust and Algiers.Com, Inc. In consolidation, significant inter-company accounts, transactions, and profits have been eliminated.

Note 2 - Available for Sale Securities -

            Investments and mortgage-backed securities available-for-sale at June 30, 2001 and December 31, 2000, respectively, are summarized as follows (in thousands):

                                                        June 30, 2001                               December 31, 2000
                                                      ----------------                             -------------------
                                                     Gross       Gross                              Gross       Gross
                                        Amortized  Unrealized  Unrealized     Fair     Amortized  Unrealized  Unrealized      Fair
                                          Cost        Gains      Losses       Value       Cost       Gains       Losses       Value
                                         -------     -------     -------     -------     -------     -------     -------     -------
Investments                              $ 3,356     $     5     $    22     $ 3,339     $ 5,299     $    --     $   116     $ 5,183
                                         =======     =======     =======     =======     =======     =======     =======     =======

GNMA Certificates                        $ 1,627     $    11     $     3     $ 1,635     $ 5,868     $     4     $    52     $ 5,820
FNMA Certificates                          7,578          20          90       7,508      13,038          45         243      12,840
FHLMC Certificates                         3,213           3          24       3,192       3,438           2          74       3,366
                                         -------     -------     -------     -------     -------     -------     -------     -------
                                         $12,418     $    34     $   117     $12,335     $22,344     $    51     $   369     $22,026
                                         =======     =======     =======     =======     =======     =======     =======     =======

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

            As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $38,000 for the six months ended June 30, 2001 based on the annual release of shares.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

            The following discussion compares the consolidated financial condition of Algiers Bancorp, Inc. and Subsidiaries at June 30, 2001 to December 31, 2000 and the results of operations for the three and six months ended June 30, 2001 with the same period in 2000. Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

CHANGES IN FINANCIAL CONDITION

            Total assets increased $841,000 or 1.72% from $48.9 million at December 31, 2000 to $49.8 million at June 30, 2001. The increase in assets is primarily due to an increase in cash and cash equivalents, interest-bearing deposits in other banks, loans, and deposits, offset by decreases in investments, mortgage-backed securities and Federal Home Loan Bank advances.

            Interest-earning deposits in other banks and investments was $10.0 million at June 30, 2001 and $6.6 million at December 31, 2000. This increase was due to an increase in balances held by FHLB and Federal Reserve Bank.

            The mortgage-backed securities portfolio decreased $9.7 million or 44.0% from $22.0 million at December 31, 2000 to $12.3 million at June 30, 2001, as mortgage-backed securities totaling $8.3 million were sold and the amount of mortgage-backed securities maturing totaled $1.6 million, offset by an increase in unrealized market value adjustments of $234,000. Mortgage-backed securities amounted to $12.3 million or 24.8% of total assets at June 30, 2001, compared to $22.0 million or 45.0% of total assets at December 31, 2000.

            The Bank's loan portfolio increased $6.7 million or 39.0% over the past six months from $17.2 million at December 31, 2000 to $23.9 million at June 30, 2001.

            Total deposits increased $3.8 million or 9.9% to $42.5 million at June 30, 2001 from $38.7 million at December 31, 2000. The increase was primarily in certificate of deposit accounts.

            Total stockholders' equity decreased by $26,000 during the past six months. This decrease was due to a net loss for the period of $247,000, offset by an increase in accumulated other comprehensive income of $220,000. Stockholders' equity at June 30, 2001 totaled $6.96 million or 14.0% of total assets compared to $7.0 million or 14.3% of total assets at December 31, 2000.

RESULTS OF OPERATIONS

            The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage-backed securities, loans and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. For the six months ended June 30, 2001, net interest income before provision for loan losses was less than total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, federal insurance premiums, and miscellaneous other expenses.

            The Company's net loss for the three months ended June 30, 2001 increased $8,000 or 7.6% compared to the three months ended June 30, 2000. The increase was due to an increase of $86,000 or 18.5% in interest expense and an increase of $36,000 or 6.4% in non-interest expense, partially offset by a an increase of $53,000 or 7.1% in interest income and a $115,000 or 174.2% increase in non-interest income.

            Total interest income increased by $53,000 or 7.1% during the three months ended June 30, 2001 compared to the three months ending June 30, 2000, due to an increase in the average interest-earning assets of $3.6 million or 8.4%, partially offset by a decrease on the yield on interest earning assets from 6.93% in the quarter ended June 30, 2000 to 6.85% in the comparable period of 2001. The increase in the average balance was primarily due to increases in loans and interest bearing deposits in other banks partially offset by sales and principal pay-downs on mortgage backed securities and investments exceeding repurchases. Total interest expense increased by $86,000 or 18.5% in the three months ending June 30, 2001 compared to the three months ending June 30, 2000, primarily due to an increase in the average rate on interest-bearing liabilities to 5.31% from 4.8% over the same period in 2000 and an increase in average interest-bearing liabilities of $2.8 million or 7.2% in the quarter ended June 30, 2001 over the comparable 2000 period.

            The decreased net interest income of $33,000 was due to a decrease in the average interest rate spread to 1.54% in the quarter ending June 30, 2001 from 2.13% in the same quarter in 2000 and an increase of $3.6 million or 8.4% in net average interest-earning assets in the quarter ended June 30, 2001 over the comparable 2000 period. The average yield on interest-earning assets decreased to 6.85% during the three months ended June 30, 2001 compared to 6.93% during the three months ended June 30, 2000. The decreased yield on assets was primarily due to a decrease in the average rate earned on loans and mortgaged-backed securities. The average rate on deposits increased from 4.8% during the quarter ended June 30, 2000 to 5.4% during the same quarter of 2001.

            During the quarter ended June 30, 2001 compared to the same period of 2000, non-interest income increased $115,000 due to an increase of $58,000 in service charges and fees and an increase of $57,000 in miscellaneous income.

            The Bank had a provision for loan losses of $40,000 in the three months ended June 30, 2001 and no provision in the same period in 2000.

            The $36,000 increase in total non-interest expense in the three months ended June 30, 2001 was due to a $93,000 increase in compensation and benefits related to the increased loan business, a $24,000 increase in other expenses, offset by a $59,000 decrease in professional services.

            The Company's net loss for the six months ended June 30, 2001 increased $36,000 or 17.1% compared to the six months ended June 30, 2000. The increase was primarily due to an increase of $168,000 or 17.8% in interest expense and an increase of $154,000 or 15.3% in non-interest expense, partially offset by a an increase of $200,000 or 13.9% in interest income and a $98,000 or 69.0% increase in non-interest income.

            Total interest income increased by $ 200,000 or 13.9% during the six months ending June 30, 2001 compared to the six months ending June 30, 2000, due to an increase in the average interest-earning assets of $3.6 million or 8.4% and an increase in the yield on interest earning assets from 6.7% in the six months ended June 30, 2000 to 7.04% in the comparable period of 2001. The increase in the average balance was primarily due to increases in loans and interest bearing deposits in other banks partially offset by sales and principal pay-downs on mortgage backed securities and investments exceeding repurchases. Total interest expense increased by $168,000 or 17.8% in the six months ending June 30, 2001 compared to the six months ending June 30, 2000, primarily due to an increase in the average rate on interest-bearing liabilities to 5.34% from 4.86% over the same period in 2000 and an increase in average interest-bearing liabilities of $2.8 million or 7.2% in the period ended June 30, 2001 over the comparable 2000 period.

            The increased net interest income of $32,000 was due to an increase of $3.6 million or 8.4% in net average interest-earning assets and an increase in the average yield earned on interest-earning assets to 7.04% during the six months ended June 30, 2001 compared to 6.7% during the six months ended June 30, 2000 partially offset by a decrease in the average interest rate spread to 1.69% in the period ending June 30, 2001 from 1.84% in the same period in 2000. The increased yield on assets was primarily due to an increase in the average rate earned on other interest-earning assets and investment securities partially offset by a decrease in the average rate earned on loans and mortgaged-backed securities. The average rate on deposits increased from 4.87% during the six months ended June 30, 2000 to 5.32% during the same period of 2001.

            During the six months ended June 30, 2001 compared to the same period of 2000, non-interest income increased $98,000 due to an increase of $39,000 in service charges and fees and an increase of $63,000 in miscellaneous income.

            The Bank had a provision for loan losses of $40,000 in the six months ended June 30, 2001 and no provision in the same period in 2000. Total non-performing loans at June 30, 2001 and December 31, 2000 was $102,000 and $211,000, respectively and the allowance for loan losses at June 30, 2001 and December 31, 2000 was $300,000 and $262,000, respectively.

            The $154,000 increase in total non-interest expense in the six months ended June 30, 2001 was due to a $207,000 increase in compensation and benefits related to the increased loan business, a $52,000 increase in other expenses, partially offset by a $74,000 decrease in professional services.

            The $30,000 or 35.3% increase in income tax benefit was primarily due to a decrease of $66,000 in pre-tax income for the six months ended June 30, 2001 from the comparable 2000 period.


LIQUIDITY AND CAPITAL RESOURCES

            The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current Office of Thrift Supervision ("OTS") regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 2001, the Bank's liquidity was 53.1% or $20.0 million more than the minimum OTS requirement of 4%.

            The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0%, and 8.0%, respectively. At June 30, 2001, the Bank's tangible and core capital both amounted to $6.7 million or 13.4% of adjusted total assets of $49.7 million, and the Bank's risk-based capital amounted to $7.0 million or 27.6% of adjusted risk-weighted assets of $25.3 million.

            As of June 30, 2001, the Bank's unaudited regulatory capital requirements are as indicated in the following table:

                                             Tangible         Core         Risk-Based
                                             Capital         Capital         Capital
                                             -------         -------        ---------
                                                      (Dollars in Thousands)
GAAP Capital                                 6,614            6,614            6,614
Additional Capital Items:
      General Valuation Allowance               --               --              297
      Unrealized Loss on Securities
         Available for Sale                     66               66               66
                                             -----            -----            -----
Regulatory Capital                           6,680            6,680            6,977

Minimum Capital Requirement                    746            1,491            2,020
                                             -----            -----            -----
Regulatory Capital Excess                    5,934            5,189            4,957
Regulatory Capital as a Percentage           13.44 %          13.44 %          27.63 %
Minimum Capital Required as
      a Percentage                           1.50 %           3.00 %           8.00 %

            Based on the above capital ratios, the Bank meets the criteria for a "well capitalized" institution at June 30, 2001. The Bank's management believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy of the Bank's area, could adversely affect future earnings.

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


         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ALGIERS BANCORP, INC.



Date:  August 8, 2001                     By:       /s/ Thomas L. Arnold, Sr.
                                               -------------------------------
                                                    Thomas L. Arnold, Sr.
                                                    Chairman of the Board



Date:  August 8, 2001                     By:       /s/ Eugene J. Harris
                                               -------------------------------
                                                    Eugene J. Harris
                                                    President