Form 10QSB
period 2001-09-30
ALGIERS BANCORP INC
filed 2001-11-02
CIK 1011296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001


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




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of Common Stock outstanding on October 26, 2001: 506,348


Transitional Small Business Disclosure Format (check one): Yes [ ]  No  [X]

                              ALGIERS BANCORP, INC.
                       QUARTERLY REPORT ON FORM 10-QSB FOR
                      THE QUARTER ENDED SEPTEMBER 30, 2001


                                                                                                                PAGE
PART I - FINANCIAL INFORMATION

     Interim Financial Information required by Rule 10-01 of Regulation S-X and
     Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

         Item 1.  Financial Statements

              Consolidated Statements Of Financial Condition (Unaudited) at
              September 30, 2001 and December 31, 2000...........................................                 1

              Consolidated Statements Of Operations (Unaudited) For the Three
              and Nine Months Ended September 30, 2001 and 2000..................................                 3

              Consolidated Statements Of Cash Flows (Unaudited) For the
              Nine Months Ended September 30, 2001 and 2000......................................                 5

              Notes to Consolidated Financial Statements.........................................                 7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................                 8

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K...............................................                12


                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                          September 30,  December 31,
                                                                2001        2000
                                                          -------------  ------------
                                                           (Unaudited)
                                                                  (In Thousands)

Cash and Cash Equivalents                                    $   826      $   615
Interest-Bearing Deposits in Other Banks                       7,739        1,428
Investments Available-for-Sale - at Fair Value (Note 2)          372        5,183
Loans Receivable - Net                                        27,541       17,224
Mortgage Loans Held for Resale                                  --           --
Mortgage-Backed Securities - Available-for-Sale -
       at Fair Value  (Note 2)                                13,314       22,026
Stock in Federal Home Loan Bank                                  605          585
Accrued Interest Receivable                                      235          346
Real Estate Owned - Net                                          203          251
Office Properties and Equipment, at Cost - Furniture,
       Fixtures and Equipment, Less Accumulated
       Depreciation of $791 and $641,  respectively              730          717
Prepaid Expenses                                                 130           31
Deferred Taxes                                                   525          463
Income Tax Receivable                                           --             54
Other Assets                                                      27            9
                                                             -------      -------

                   Total Assets                              $52,247      $48,932
                                                             =======      =======



The accompanying notes are an integral part of these consolidated financial statements.

                ALGIERS BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           September 30,   December 31,
                                                               2001            2000
                                                           -------------   ------------
                                                            (Unaudited)
                                                                  (In Thousands)
                                  LIABILITIES
Deposits :
    Interest Bearing                                          $ 43,963       $ 37,819
    Non-Interest Bearing                                         1,162            911
FHLB Advances                                                     --            3,000
Advance Payments from Borrowers for
    Insurance and Taxes                                             63             75
Accrued Interest Payable on Depositors' Accounts                    11             13
Due to Affiliates                                                  310            141
Other Liabilities                                                  109             68
                                                              --------       --------

                                                                45,618         42,027
Minority Interest in Subsidiary                                   (188)           (83)
                                                              --------       --------

          Total Liabilities                                     45,430         41,944
                                                              --------       --------

                              STOCKHOLDERS' EQUITY

Preferred Stock - Par Value $.01; 5,000,000 Shares
    Authorized; 0 Shares Issued and Outstanding                   --             --
Common Stock - Par Value $.01
    10,000,000 Shares Authorized, 648,025  Issued Shares             6              6
Paid-in Capital in Excess of Par                                 6,118          6,118
Retained Earnings                                                2,848          3,264
Treasury Stock - 141,677 Shares, at Cost                        (1,823)        (1,823)
Accumulated Other Comprehensive Income (Loss)                      (42)          (286)
                                                              --------       --------
                                                                 7,107          7,279
                                                              --------       --------

          Less: Unearned ESOP Shares                              (267)          (267)
                       Unearned MRP Shares                         (23)           (24)
                                                              --------       --------
                                                                  (290)          (291)
                                                              --------       --------

          Total Stockholders' Equity                             6,817          6,988
                                                              --------       --------

          Total Liabilities and Stockholders' Equity          $ 52,247       $ 48,932
                                                              ========       ========





The accompanying notes are an integral part of these consolidated financial statements.

               ALGIERS BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended              Nine Months Ended
                                       September 30,  September 30,   September 30,  September 30,
                                            2001          2000              2001        2000
                                        --------------------------     --------------------------
                                        (Unaudited)    (Unaudited)      (Unaudited)   (Unaudited)
                                             (In Thousands)                  (In Thousands)
INTEREST INCOME
    Loans                                 $   537       $   321           $ 1,369       $   751
    Mortgage-Backed Securities                178           409               692         1,199
    Investment Securities                      41           100               187           279
    Other Interest-Earning Assets              80            17               230            60
                                          -------       -------           -------       -------
          Total Interest Income               836           847             2,478         2,289
                                          -------       -------           -------       -------

INTEREST EXPENSE
    Deposits                                  540           480             1,622         1,404
    FHLB Advances                            --              71                27            88
                                          -------       -------           -------       -------
          Total Interest Expense              540           551             1,649         1,492
                                          -------       -------           -------       -------

NET INTEREST INCOME BEFORE
    PROVISION  FOR  LOAN LOSSES               296           296               829           797

PROVISION FOR LOAN LOSSES                     (60)         --                (100)         --
                                          -------       -------           -------       -------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                 236           296               729           797
                                          -------       -------           -------       -------

NON-INTEREST INCOME
    Service Charges and Fees                  138            70               296           189
    Recovery of GIC Bonds Previously
       Written Off                           --              (4)             --            --
    Gain on Sale of Investments              --               8              --               8
    Miscellaneous Income                       11            10                93            29
                                          -------       -------           -------       -------

          Total Non-Interest Income           149            84               389           226
                                          -------       -------           -------       -------




The accompanying notes are an integral part of these consolidated financial statements.

               ALGIERS BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                                   Three Months Ended              Nine Months Ended
                                              September 30,  September 30,   September 30,  September 30,
                                                  2001          2000              2001        2000
                                               --------------------------     --------------------------
                                               (Unaudited)    (Unaudited)      (Unaudited)   (Unaudited)
                                                     (In Thousands)                  (In Thousands)
NON-INTEREST EXPENSES
    Compensation and Benefits                    $   353       $   287          $   997       $   724
    Occupancy and Equipment                          118           157              333           369
    Computer                                          21            17               46            51
    Deposit Insurance Premium                          5           (15)              14             9
    Professional Services                             40            38              108           180
    Bank Service Charges                               9             5               23            21
    Real Estate Owned Expenses                      --               5             --              20
    Loss on Sale of Securities                      --            --                  7          --
    Other                                            120            93              299           220
                                                 -------       -------          -------       -------
       Total Non-Interest Expense                    666           587            1,827         1,594
                                                 -------       -------          -------       -------

LOSS  BEFORE INCOME TAXES
    AND MINORITY INTEREST                           (281)         (207)            (709)         (571)

FEDERAL INCOME TAX BENEFIT                           (73)          (52)            (188)         (137)
                                                 -------       -------          -------       -------

LOSS BEFORE MINORITY INTEREST                       (208)         (155)            (521)         (434)

MINORITY INTEREST IN SUBSIDIARY                       40            42              106           110
                                                 -------       -------          -------       -------

NET LOSS                                            (168)         (113)            (415)         (324)

OTHER COMPREHENSIVE INCOME-
    NET OF INCOME TAX

    Unrealized Gains (Losses) on Securities           24           257              244           200
                                                 =======       =======          =======       =======

COMPREHENSIVE INCOME (LOSS)                      $  (144)      $   144          $  (171)      $  (124)
                                                 =======       =======          =======       =======

LOSS PER SHARE
    Basic                                        $ (0.35)      $ (0.24)         $ (0.87)      $ (0.69)
                                                 =======       =======          =======       =======
    Fully Diluted                                $ (0.35)      $ (0.24)         $ (0.87)      $ (0.69)
                                                 =======       =======          =======       =======



The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Nine Months Ended
                                                                              September 30,  September 30,
                                                                                  2001           2000
                                                                              ------------   -------------
                                                                              (Unaudited)    (Unaudited)
                                                                                     (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                   $   (415)      $   (324)
    Adjustments to Reconcile Net Loss to Net
       Cash Used in Operating Activities:
          Depreciation and Amortization                                             152            157
          Provision for Loan Losses                                                 100           --
          Premium Amortization Net of Discount Accretion                              1             10
          Stock Dividend - FHLB                                                     (20)           (35)
          ESOP and  MRP Expense                                                      66             48
          Decrease in Accrued Interest Payable                                       (2)            (9)
          Decrease Increase  in Other Liabilities                                   (25)           (15)
          (Increase) Decrease in Accrued Interest Receivable                        111            (44)
          Decrease in Dividends Payable                                            --              (25)
          Decrease in Unearned Interest                                              (6)          --
          Increase in Other Assets                                                  (18)            (2)
          Increase (Decrease) in Deferred Loan Fees                                  (6)            13
          Increase in Prepaid Expenses                                              (99)            (7)
          Originations of Loans Held for Sale                                      --             (138)
          Proceeds from Sales of Loans Held for Sale                               --              201
          Increase in Due to Affiliates                                             169            115
          Decrease in Minority Interest                                            (105)          (111)
          (Gain) Loss on Sale of Securities                                           7             (8)
          Gain on Sale of Real Estate Owned                                         (46)          --
          Decrease in Prepaid Income Taxes                                           54             80
          Increase in Deferred Income Taxes                                        (188)          (216)
                                                                               --------       --------
             Net Cash Used in Operating Activities                                 (270)          (310)
                                                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities of Investment Securities - Available-for-Sale                      4,619             24
    Proceeds from Sale of Investment Securities - Available-for-Sale                298           --
    Purchases of Mortgage- Backed Securities - Available-for-Sale                (1,782)        (2,773)
    Maturities of Mortgage-Backed Securities - Available-for-Sale                 2,428          3,257
    Proceeds from Sale of Mortgage Backed Securities - Available-for-Sale         8,322          2,191
    Principal Collected on Loans                                                  6,264          1,487
    Loans Made to Customers                                                     (16,736)        (8,066)
    Proceeds from Sale of Real Estate Owned                                         161           --
    Purchase of Office Properties and Equipment                                    (165)           (70)
                                                                               --------       --------
             Net Cash Provided by (Used in) Investing Activities                  3,409         (3,950)
                                                                               --------       --------



The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                 Nine Months Ended
                                                           September 30,  September 30,
                                                                2001          2000
                                                           -------------  -------------
                                                            (Unaudited)    (Unaudited)
                                                                 (In Thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net Increase (Decrease) in Deposits                      $ 6,395       $  (627)
    Net Increase (Decrease) in Advances from
       Borrowers for Taxes and Insurance                         (12)           11
    Advances from Federal Home Loan Bank                        --           9,750
    Repayment of Federal Home Loan Bank Advances              (3,000)       (5,750)
    Dividends Paid on Common Stock                              --             (50)
             Net Cash Provided by  Financing Activities        3,383         3,334

NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                      6,522          (926)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                  2,043         2,839


CASH AND CASH EQUIVALENTS - END OF PERIOD                    $ 8,565       $ 1,913


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash Paid During the Year for:
       Interest                                              $ 1,651       $ 1,501
       Income Taxes                                          $  --         $  --

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
       Dividends Declared                                    $  --         $  --
       Real Estate Owned Acquired Through Foreclosure        $    67       $  --




The accompanying notes are an integral part of these consolidated financial statements.

                              Algiers Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2001

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

Note 2 - Available for Sale Securities -

            Investments and mortgage-backed securities available-for-sale at September 30, 2001 and December 31, 2000, respectively, are summarized as follows (in thousands):


                                      September 30, 2001                                 December 31, 2000
                                      ------------------                                 -----------------
                                      Gross       Gross                                  Gross       Gross
                        Amortized  Unrealized   Unrealized      Fair       Amortized   Unrealized   Unrealized      Fair
                          Cost        Gains       Losses       Value         Cost        Gains        Losses       Value
                          ----        -----       ------       -----         ----        -----        ------       -----

Investments             $   375      $  --        $     3      $   372      $ 5,299      $  --        $   116      $ 5,183
                        =======      =======      =======      =======      =======      =======      =======      =======

GNMA Certificates       $ 1,524      $    19      $     4      $ 1,539      $ 5,868      $     4      $    52      $ 5,820
FNMA Certificates         8,799           17           72        8,744       13,038           45          243       12,840
FHLMC Certificates        3,052            2           23        3,031        3,438            2           74        3,366
                        -------      -------      -------      -------      -------      -------      -------      -------
                        $13,375      $    38      $    99      $13,314      $22,344      $    51      $   369      $22,026
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

            As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $57,000 for the nine months ended September 30, 2001 based on the annual release of shares.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

            The following discussion compares the consolidated financial condition of Algiers Bancorp, Inc. and Subsidiaries at September 30, 2001 to December 31, 2000 and the results of operations for the three and nine months ended September 30, 2001 with the same period in 2000. Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

CHANGES IN FINANCIAL CONDITION

            Total assets increased $3.3 million or 6.77% from $48.9 million at December 31, 2000 to $52.2 million at September 30, 2001. The increase in assets is primarily due to an increase in cash and cash equivalents, interest-bearing deposits in other banks, loans, and deposits, offset by decreases in investments, mortgage-backed securities and Federal Home Loan Bank advances.

            Interest-earning deposits in other banks and investments was $8.1 million at September 30, 2001 and $6.6 million at December 31, 2000. This increase was due to an increase in balances held by FHLB and Federal Reserve Bank.

            The mortgage-backed securities portfolio decreased $8.7 million or 39.6% from $22.0 million at December 31, 2000 to $13.3 million at September 30, 2001, as mortgage-backed securities totaling $8.3 million were sold and the amount of mortgage-backed securities maturing totaled $2.4 million, offset by purchases of $1.8 million and an increase in unrealized market value adjustments of $257,000. Mortgage-backed securities amounted to $13.3 million or 25.5% of total assets at September 30, 2001, compared to $22.0 million or 45.0% of total assets at December 31, 2000.

            The Bank's loan portfolio increased $10.3 million or 59.9% over the past nine months from $17.2 million at December 31, 2000 to $27.5 million at September 30, 2001, partly as a result of participation purchases of $6.0 million.

            Total deposits increased $6.4 million or 16.5% to $45.1 million at September 30, 2001 from $38.7 million at December 31, 2000. The increase was primarily in certificate of deposit accounts.

            Total stockholders' equity decreased by $171,000 during the past nine months. This decrease was due to a net loss for the period of $415,000, offset by an increase in accumulated other comprehensive income of $244,000. Stockholders' equity at September 30, 2001 totaled $6.8 million or 13.0% of total assets compared to $7.0 million or 14.3% of total assets at December 31, 2000.

RESULTS OF OPERATIONS

            The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage-backed securities, loans and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. For the nine months ended September 30, 2001, net interest income before provision for loan losses was less than total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, federal insurance premiums, and miscellaneous other expenses.

            The Company's net loss for the three months ended September 30, 2001 increased $55,000 or 49.7% compared to the three months ended September 30, 2000. The increase was due to an increase of $60,000 or 100% in the provision for loan losses and a $79,000 or 13.5% in non-interest expense, partially offset by a an increase of $65,000 or 77.4% in non interest income and a $21,000 or 40.4% increase in income tax benefit.

            Total interest income decreased by $11,000 or 1.3% during the three months ended September 30, 2001 compared to the three months ending September 30, 2000, due to a decrease on the yield on interest earning assets from 7.44% in the quarter ended September 30, 2000 to 6.97% in the comparable period of 2001, partially offset by an increase in the average interest-earning assets of $2.5 million or 5.4%. The increase in the average balance was primarily due to increases in loans and interest bearing deposits in other banks partially offset by sales and principal pay-downs on mortgage backed securities and investments exceeding repurchases. Total interest expense decreased by $11,000 or 2.0% in the three months ending September 30, 2001 compared to the three months ending

September 30, 2000, primarily due to a decrease in the average rate on interest-bearing liabilities to 5.08% from 5.44% over the same period in 2000, partially offset by an increase in average interest-bearing liabilities of $2.0 million or 4.8% in the quarter ended September 30, 2001 over the comparable 2000 period.

            There was no change in net interest income as decreases in interest income of $11,000 offset decreases in interest expense of $11,000. There was a decrease in the average interest rate spread to 1.88% in the quarter ending September 30, 2001 from 2.0% in the same quarter in 2000 and an increase of $525,000 or 10.5% in net average interest-earning assets in the quarter ended September 30, 2001 over the comparable 2000 period. The average yield on interest-earning assets decreased to 6.97% during the three months ended September 30, 2001 compared to 7.44% during the three months ended September 30, 2000. The decreased yield on assets was primarily due to a decrease in the average rate earned on loans, investment securities, and mortgaged-backed securities. The average rate on deposits increased from 5.11% during the quarter ended September 30, 2000 to 5.15% during the same quarter of 2001.

            During the quarter ended September 30, 2001 compared to the same period of 2000, non-interest income increased $65,000 due to an increase of $68,000 in service charges and fees, partially offset by a decrease in gains on the sale of investments of $8,000.

            The Bank had a provision for loan losses of $60,000 in the three months ended September 30, 2001 and no provision in the same period in 2000.

            The $79,000 increase in total non-interest expense in the three months ended September 30, 2001 was due to a $66,000 increase in compensation and benefits related to the increased loan business, a $27,000 increase in other expenses, offset by a $39,000 decrease in occupancy and equipment.

            The Company's net loss for the nine months ended September 30, 2001 increased $91,000 or 28.1% compared to the nine months ended September 30, 2000. The increase was primarily due to an increase of $157,000 or 10.5% in interest expense and an increase of $233,000 or 14.6% in non-interest expense, partially offset by a an increase of $189,000 or 8.3% in interest income and a $163,000 or 72.1% increase in non-interest income.

            Total interest income increased by $ 189,000 or 8.3% during the nine months ending September 30, 2001 compared to the nine months ending September 30, 2000, due to an increase in the average interest-earning assets of $2.5 million or 5.4% and an increase in the yield on interest earning assets from 6.7% in the nine months ended September 30, 2000 to 6.88% in the comparable period of 2001. The increase in the average balance was primarily due to increases in loans and interest bearing deposits in other banks partially offset by sales and principal pay-downs on mortgage backed securities and investments exceeding repurchases. Total interest expense increased by $157,000 or 10.5% in the nine months ending September 30, 2001 compared to the nine months ending September 30, 2000, primarily due to an increase in the average rate on interest-bearing liabilities to 5.17% from 4.91% over the same period in 2000 and an increase in average interest-bearing liabilities of $2.0 million or 4.8% in the period ended September 30, 2001 over the comparable 2000 period.

            The increased net interest income of $32,000 was due to an increase of $2.5 million or 5.4% in net average interest-earning assets and an increase in the average yield earned on interest-earning assets to 6.88% during the nine months ended September 30, 2001 compared to 6.7% during the nine months ended September 30, 2000 partially offset by a decrease in the average interest rate spread to 1.71% in the period ending September 30, 2001 from 1.80% in the same period in 2000. The increased yield on assets was primarily due to an increase in the average rate earned on loans, other interest-earning assets and investment securities partially offset by a decrease in the average rate earned on mortgaged-backed securities. The average rate on deposits increased from 4.99% during the nine months ended September 30, 2000 to 5.16% during the same period of 2001.

            During the nine months ended September 30, 2001 compared to the same period of 2000, non-interest income increased $163,000 due to an increase of $107,000 in service charges and fees and an increase of $64,000 in miscellaneous income.

            The Bank had a provision for loan losses of $100,000 in the nine months ended September 30, 2001 and no provision in the same period in 2000. Total non-performing loans at September 30, 2001 and December 31, 2000 was $297,000 and $211,000, respectively and the allowance for loan losses at September 30, 2001 and December 31, 2000 was $344,000 and $262,000,
respectively.

            The $233,000 increase in total non-interest expense in the nine months ended September 30, 2001 was due to a $273,000 increase in compensation and benefits related to the increased loan business, a $79,000 increase in other expenses, partially offset by a $72,000 decrease in professional services and a $36,000 decrease in occupancy and equipment.

            The $51,000 or 37.2% increase in income tax benefit was primarily due to a decrease of $138,000 in pre-tax income for the nine months ended September 30, 2001 from the comparable 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

            The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current Office of Thrift Supervision ("OTS") regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 2001, the Bank's liquidity was 53.3% or $22.4 million more than the minimum OTS requirement of 4%.

            The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0%, and 8.0%, respectively. At September 30, 2001, the Bank's tangible and core capital both amounted to $6.6 million or 12.6% of adjusted total assets of $52.2 million, and the Bank's risk-based capital amounted to $6.9 million or 24.6% of adjusted risk-weighted assets of $28.1 million.

            As of September 30, 2001, the Bank's unaudited regulatory capital requirements are as indicated in the following table:

                                          Tangible    Core     Risk-Based
                                          Capital    Capital    Capital
                                          -------    -------    -------
                                              (Dollars in Thousands)

GAAP Capital                               6,521      6,521      6,521
Additional Capital Items:
      General Valuation Allowance           --         --          344
      Unrealized Loss on Securities -
         Available for Sale                   42         42         42
                                           -----      -----      -----
Regulatory Capital                         6,563      6,563      6,907

Minimum Capital Requirement                  783      1,566      2,249
                                           -----      -----      -----
Regulatory Capital Excess                  5,780      4,997      4,658
Regulatory Capital as a Percentage         12.58 %    12.58 %    24.57 %
Minimum Capital Required as
      a Percentage                          1.50 %     3.00 %     8.00 %

            Based on the above capital ratios, the Bank meets the criteria for a "well capitalized" institution at September 30, 2001. The Bank's management believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy of the Bank's area, could adversely affect future earnings.

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


         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ALGIERS BANCORP, INC.



Date:  November 2, 2001               By:     /s/ Thomas L. Arnold, Sr.
                                              --------------------------
                                                       Thomas L. Arnold, Sr.
                                                       Chairman of the Board



Date:  November 2, 2001               By:     /s/ Eugene J. Harris
                                              ---------------------------
                                                       Eugene J. Harris
                                                       President