Form 10KSB40
period 2001-12-31
ALGIERS BANCORP INC
filed 2002-03-28
CIK 1011296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2001

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

                     Common Stock (par value $.01 per share)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. X

Issuer's revenues for the fiscal year ended December 31, 2001 were $3.9 million.

As of March 14, 2002, the aggregate market value of the 430,375 shares of Common Stock of the Issuer held by non-affiliates, which excludes 76,148 shares held by all directors, executive officers and employee benefit plans of the Issuer, was approximately $3.7 million. This figure is based on the average of the bid and asked prices of $8.55 per share of the Issuer's Common Stock on March 14, 2002.

Number of shares of Common Stock outstanding on March 14, 2002: 506,523

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2002 Annual Meeting of Stockholders have been incorporated into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):    Yes       No  X
                                                                 -----    -----

                              ALGIERS BANCORP, INC.
                        Annual Report on Form 10-KSB for
                     the Fiscal Year Ended December 31, 2001


                                                  TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----

PART I

Item 1.  Description of Business........................................................................     1
Item 2.  Description of Properties......................................................................    29
Item 3.  Legal Proceedings..............................................................................    30
Item 4.  Submission of Matters to a Vote of Security Holders............................................    30

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.......................................    30
Item 6.  Management's Discussion and Analysis or Plan of Operation......................................    30
Item 7.  Financial Statements...........................................................................    39
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    76

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act.......................................................................    76
Item 10. Executive Compensation.........................................................................    76
Item 11. Security Ownership of Certain Beneficial Owners and Management.................................    76
Item 12. Certain Relationships and Related Transactions.................................................    76
Item 13. Exhibits and Reports on Form 8-K...............................................................    76

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

The Bank is a Louisiana-chartered stock savings and loan association that was originally formed in 1926. The Bank currently conducts business from its main office in New Orleans, Louisiana, a branch office in Terrytown, Louisiana, and a third branch in New Orleans, Louisiana that was opened during the first quarter of 1999. At December 31, 2001, the Company had $51.9 million of total assets, $45.1 million of total liabilities, including $44.9 million of deposits, and $6.8 million of total stockholders' equity (representing 13.0% of total assets).

The Bank is primarily engaged in attracting deposits from the general public through its branches and using those and other available sources of funds to originate loans throughout the Greater New Orleans, Louisiana metropolitan area. The Bank originates commercial, construction, home improvement, consumer and one-to-four family residential mortgage loans. The Bank sells the majority of its fixed rate residential mortgage loans in the secondary market. At December 31, 2001, the Company's net loans receivable totaled $28.1 million or 54.2% of the Company's total assets. Conventional first mortgage, one- to four-family residential loans (excluding construction loans) amounted to $11.7 million or 40.8% of the Company's total loan portfolio at December 31, 2001. The Company had $14.4 million of mortgage-backed securities at December 31, 2001, representing 27.7% of the Company's total assets. The Company had $367,000 of investment securities (excluding FHLB stock) at December 31, 2001, representing ..7% of total assets.

The Bank is a community-oriented financial institution which emphasizes customer service and convenience. It generally has sought to enhance its net income by, among other things, maintaining strong asset quality. In pursuit of these goals, the Bank has adopted a new business strategy that emphasizes lending and deposit products and services traditionally offered by commercial banks, and is less reliant on purchasing mortgage-backed securities. The start-up costs associated with this new strategy are reflected in the loss briefly noted below.

Capital Position. As of December 31, 2001, the Bank had total stockholder's equity of $6.4 million and exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 12.5%, 12.5% and 24.8%, respectively, as compared to the minimum requirements of 1.5%, 3.0% and 8.0%, respectively.

Profitability. The Company had a net loss for the years ended December 31, 2001, 2000 and 1999. Net loss decreased from $568,000 in 2000 to a net loss of $548,000 in 2001, including a net loss of $402,000 sustained by the Company's subsidiary, Algiers Bank and Trust and a $95,000 loss sustained by the Company's subsidiary Algiers.Com. Net loss increased from $367,000 in 1999 to a net loss of $568,000 in 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Asset Quality. Management believes that good asset quality is important to the Company's long-term profitability. The Company's total non-performing assets, which consist of non-accruing loans and net real estate owned ("REO"), together with troubled debt restructurings, amounted to $318,000 or .6% of total assets at December 31, 2001, compared to $462,000 or .9% of total assets at December 31, 2000. See "-Asset Quality-Classified Assets." At December 31, 2001, the Company's allowance for loan losses amounted to $415,000 or 1.5% of the total loan portfolio.

Interest Rate Risk. The Company attempts to manage its exposure to interest rate risk by maintaining a high percentage of its assets in variable-rate loans, shorter term fixed rate loans, and adjustable-rate mortgage-backed securities. At December 31, 2001, variable-rate loans amounted to $12.7 million or 44.3% of the total loan portfolio. In addition, of the $14.4 million of mortgage-backed securities at December 31, 2001, $10.1 million or 70.2% have adjustable interest rates.

Community Orientation. The Bank is committed to meeting the financial needs of the communities in which it operates. Management believes the Bank is large enough to provide a full range of financial services, yet small enough to be able to provide services on a personalized and efficient basis. At December 31, 2001, most of the Bank's loans were located in its primary market area. The Bank intends to continue its practice of investing in loans in its primary market area in accordance with its underwriting standards, subject to economic conditions and the availability of reasonable investment alternatives.

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

Lending Activities

Loan Portfolio Composition. At December 31, 2001, the Company's net loan portfolio totaled $28.1 million, representing approximately 54.2% of the Company's $51.9 million of total assets at that date. The majority of lending activity had been the origination of one-to-four family residential mortgage loans. A greater emphasis is now being placed on the origination of construction loans, commercial loans, home improvement loans, and consumer loans. At December 31, 2001, conventional first mortgage, one- to four-family residential loans

(excluding construction loans) amounted to $11.7 million or 40.8% of the total loan portfolio, before net items. In addition, the Company originates construction loans, commercial real estate loans, commercial non-mortgage loans and consumer loans. At December 31, 2001, there were $2.2 million in construction loans amounting to 7.7% of the total loan portfolio, commercial real estate loans totaled $11.7 million or 40.8% of the total loan portfolio, commercial non-mortgage loans totaled $1.1 million or 3.8% of the total loan portfolio and consumer loans amounted to $1.9 million or 6.7% of the total loan portfolio, in each case before net items.

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                     December 31,
                                        2001                         2000                        1999
                                       Amount           %           Amount           %          Amount            %
                                      -------        -------       -------        -------       -------        -------
                                                                (Dollars in Thousands)
Real Estate Loans:
     Residential:
        Conventional                 $ 11,697           40.8%     $  8,719           49.5%      $ 8,492           84.0%
        FHA and VA                         --           --              --           --              13            0.1
        Construction                    2,217            7.7         1,302            7.4           117            1.2
     Commercial Real Estate            11,701           40.8         5,740           32.6           200            2.0
                                      -------        -------       -------        -------       -------        -------
        Total Real Estate Loans        25,615           89.4        15,761           89.5         8,822           87.3

Commercial - Other                      1,098            3.8            --           --              --           --

Consumer Loans:
     Second Mortgage                      239            0.8           351            2.0           338            3.3
     Other Consumer Loans                 902            3.1           859            4.9           356            3.5
     Loans on Deposits                    792            2.8           638            3.6           594            5.9
                                      -------        -------       -------        -------       -------        -------
        Total Consumer Loans            1,933            6.7         1,848           10.5         1,288           12.7

            Total Loans                28,646          100.0%       17,609          100.0%       10,110          100.0%
                                      =======        =======       =======        =======       =======        =======

Less:
     Unearned Interest                     20                           22                           10
     Deferred Loan Fees                    99                          101                          882
     Allowance for Loan Losses            415                          262                          230
                                      -------                      -------                      -------
            Net Loans                $ 28,112                     $ 17,224                      $ 9,788
                                      =======                      =======                      =======

Contractual Terms to Final Maturities. The following table sets forth certain information as of December 31, 2001 regarding the dollar amount of loans maturing in the Bank's portfolio, based on the contractual date of the loan's final maturity, before giving effect to net items. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below do not reflect normal principal amortization; rather, the balance of each loan outstanding at December 31, 2001 is shown in the appropriate year of the loan's final maturity.

                                                                          Commercial
                                                                              Real      Commercial
                                                  Residential Construction   Estate        Other      Consumer       Total
                                                   -------      -------      -------      -------      -------      -------
                                                                           (Dollars in Thousands)
Amounts Due After December 31, 2001 in:
     One year or less                              $ 7,892      $ 2,217      $ 3,915      $   808      $   318      $15,150
     After one year through two years                   --           --           --           --            3            3
     After two years through three years                --           --           --           --           --           --
     After three years through five years               --           --        1,357           39          242        1,638
     After five years through ten years                915           --        2,193           53          311        3,472
     After ten years through fifteen years             790           --        1,927          147          544        3,408
     After fifteen years                             2,100           --        2,309           51          515        4,975
                                                   -------      -------      -------      -------      -------      -------

         Total (1)                                 $11,697      $ 2,217      $11,701      $ 1,098      $ 1,933      $28,646
                                                   =======      =======      =======      =======      =======      =======

------------------------------------
(1) Gross of loans in process, deferred loan fees, unearned discounts and interest, and allowance for loan losses.

                                    ------------------------------------

         The following table sets forth the dollar amount of all loans, before net items, due after one year from December 31, 2001 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                                         Floating or
                                             Fixed-      Adjustable
                                             Rate          Rate           Total
                                           -------        -------        -------
                                                  (Dollars in Thousands)

Residential                                $ 6,102        $ 5,595        $11,697
Commercial Real Estate                       6,822          4,879         11,701
Commercial - Other                             748            349          1,097
Construction                                   522          1,695          2,217
Consumer                                     1,763            171          1,934
                                           -------        -------        -------
      Total                                $15,957        $12,689        $28,646
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

         Origination of Loans. The lending activities of the Bank are subject to the written underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan originations are obtained through a variety of sources, including an aggressive officer call program, new marketing strategies, and referrals from real estate brokers, builders and existing customers. Written loan applications are taken by lending personnel, and the loan department supervises the procurement of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by independent outside appraisers approved by the Bank's Board of Directors or a committee thereof.

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

         The following table shows total loans originated and repaid during the periods indicated.

                                                   Year Ended December 31,
                                             2001          2000          1999
                                           --------      --------      --------
                                                      (In Thousands)
Loan Originations:
     Residential                           $  1,983      $  1,364      $  2,760
     Construction                             4,651         3,003           218
     Commercial Real Estate                  12,794         6,002            40
     Commercial - Other                       1,215            --            --
     Consumer                                 1,418         1,468           119
                                           --------      --------      --------

         Total Originations                  22,061        11,837         3,137

Loan Principal Payments                     (11,322)       (4,464)       (2,601)
Other Increases, Net (1)                        149            63           206
                                           --------      --------      --------
Net Increase in Loan Portfolio             $ 10,888      $  7,436      $    742
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

         Although Louisiana laws and regulations permit state-chartered savings institutions, such as the Bank, to originate and purchase loans secured by real estate located throughout the United States, the Bank's present lending is done primarily within its primary market area, which consists of Orleans, Jefferson, Plaquemines, St. Bernard, St. Tammany, St. Charles, and St. John Parishes in Louisiana. Subject to the Bank's loans-to-one borrower limitation, the Bank is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. The Bank may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of the Bank's total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, the Bank may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 2001, the Bank was well within each of the above lending limits.

         A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2001, the Bank's limit on loans-to-one borrower was $500,000 and its five largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, amounted to $500,000, $494,000, $492,000, $487,000 and $483,000, respectively, at such date. All of these loans were current at December 31, 2001.

         Loans on Existing Residential and Commercial Properties. The primary real estate lending activity of the Company is the origination of loans secured by first mortgage liens on residential and commercial property. At December 31, 2001, $23.4 million or 81.6% of the Company's total loan portfolio, before net items, consisted of first mortgage real estate loans (excluding construction loans).

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

         Various legislative and regulatory changes have given the Bank the authority to originate and purchase mortgage loans which provide for periodic interest rate adjustments subject to certain limitations. The Bank has been actively marketing ARMs in order to decrease the vulnerability of its operations to changes in interest rates. At December 31, 2001, one-to-four family residential ARMs represented $5.6 million or 19.5% of the total loan portfolio, before net items.

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

         The Bank qualifies borrowers based on the initial interest rate on the ARM rather than the fully indexed rate. In a rising interest rate environment, the interest rate on the ARM will increase on the next adjustment date, resulting in an increase in the borrower's monthly payment. To the extent the increased rate adversely affects the borrower's ability to repay his loan, the Bank is exposed to increased credit risk. As of December 31, 2001, the Bank's non-accruing loans were $115,000. See "Asset Quality."

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

         The Bank is an approved FHA/VA Lender. This designation authorizes the Bank to make certain types of government loans for sale in the secondary market. In addition, the Bank offers FHA Title I home improvement loans. As of December 31, 2001, the Bank had three lending officers on its staff. Loans which meet the Bank's underwriting criteria will be kept in the Bank's loan portfolio. Loans may be sold in the secondary market as determined by management.

         Construction Loans. Construction lending is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser if the property will not be owner-occupied. The Company generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area, using conservative underwriting guidelines, and closely monitoring the construction process. There were 23 construction loans in the Bank's portfolio at December 31, 2001 totaling $2.2 million or 7.7% of the total portfolio.

         Commercial Real Estate Loans. The Company's commercial real estate loan portfolio primarily consists of loans secured by office buildings, retail establishments, churches and multi-family dwellings located within the Company's primary market area. Commercial real estate loans amounted to $11.7 million or 40.8% of the total loan portfolio at December 31, 2001. The largest commercial real estate loan at December 31, 2001 was $500,000 and the remaining commercial real estate loan portfolio at December 31, 2001 consisted of 26 loans with an average balance of $431,000.

         Nonresidential real estate loans may have terms up to 30 years and generally have adjustable rates of interest. As part of its commitment to loan quality, the Company's senior management reviews each nonresidential loan prior to approval by the Board of Directors. All loans are based on the appraised value of the secured property and loans are generally not made in amounts in excess of 70% of the appraised value of the secured property. All appraisals are performed by an independent appraiser designated by the Company and are reviewed by management. In originating nonresidential loans, the Company considers the quality of the property, the credit of the borrower, the historical and projected cash flow of the project, the location of the real estate and the quality of the property management. The Company originated $2,174,000 and purchased participations totaling $9,762,000 in commercial real estate loans in 2001 and originated $1,019,000 and purchased participations totaling $4,551,000 in commercial real estate loans in 2000.

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

         Commercial - Other. The Company's other commercial loan portfolio primarily consists of loans secured by receivables and equipment. Other commercial loans amounted to $1.1 million or 3.8% of the total loan portfolio at December 31, 2001. The largest other commercial loan not secured by real estate at December 31, 2001 was $349,000 and the remaining other commercial loan portfolio at December 31, 2001 consisted of 24 loans with an average balance of $31,000.

         Consumer Loans. The Company's consumer loans consist of loans on deposits, boat, automobile and second mortgage loans. At December 31, 2001, loans on deposits amounted to $792,000, representing 41.0% of total consumer loans and 2.8% of the total loan portfolio, before net items. Loans secured by deposit accounts are generally offered with an interest rate equal to 2% above the rate on the deposit account.

         The Company's second mortgage loans amounted to $239,000 or .8% of the total loan portfolio at December 31, 2001. The second mortgages are secured by one-to-four family residences, are for a fixed amount and a fixed term, and are made to individuals for a variety of purposes.

         The Company's other consumer loans consisted of 102 loans in the aggregate amount of $902,000 or 3.1% of the total loan portfolio at December 31, 2001. The largest of these loans, in the amount of $29,000 or .1% of the total loan portfolio at December 31, 2001, is secured by an automobile.

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

         Loan origination fees or "points" are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. The Company's loan origination fees are offset against direct loan origination costs, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 2001, the Company had approximately $99,000 of loan fees which had been deferred. The deferred loan fees are being recognized as income over the lives of the related loans.

Asset Quality

         Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2001, in dollar amounts and as a percentage of the Company's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                              December 31, 2001
                                     -----------------------------------------------------------------------
                                            30 - 59                  60 - 89               90 or More
                                         Days Overdue              Days Overdue           Days Overdue
                                                 Percent                   Percent                  Percent
                                                 of Total                  of Total                 of Total
                                     Amount       Loans         Amount       Loans      Amount       Loans
                                     ------      --------       ------     --------     ------      --------
Residential                           $ --           --%         $240         1.36%      $428        2.43%
Commercial Real Estate                  --           --            --           --        316        1.79
Commercial - Other                      23         0.13            --           --         --          --
Construction                            --           --           178         1.01         78        0.44
Consumer                               162         0.92             4         0.02         78        0.44
                                      ----         ----          ----         ----       ----       -----

     Total Delinquent Loans           $185         1.05%         $422         2.40%      $900        5.11%
                                      ====         ====          ====         ====       ====        ====

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

         If foreclosure is effected, the property is sold at a sheriff's sale. If the Company is the successful bidder, the acquired real estate property is then included in the Company's "real estate owned" account until it is sold. The Bank is permitted under applicable regulations to finance sales of real estate owned by "loans to facilitate" which may involve more favorable interest rates and terms than generally would be granted under the Bank's underwriting guidelines. At December 31, 2001, the Bank had one loan to facilitate.

         The Company generally places loans on non-accrual status when the payment of interest becomes more than 90 days past due or when interest payments are otherwise deemed uncollectible.

The following table sets forth the amount of the Company's non-performing assets at the dates indicated.

                                                           December 31,
                                                   2001       2000       1999
                                                   ----       ----       ----
                                                      (Dollars in Thousands)
Nonperforming Assets:
     Non-Accruing Loans                            $115       $211       $177
     Real Estate Owned, Net (1)                     203        251        251
                                                   ----       ----       ----

         Total Nonperforming Assets                $318       $462       $428
                                                   ====       ====       ====
Troubled Debt Restructurings                       $ --       $ --       $ --
                                                   ====       ====       ====
Total Nonperforming Loans and
     Troubled Debt Restructurings
     as a Percent of Total Loans                   0.40%      1.20%      1.75%

Total Nonperforming Assets and
     Troubled Debt Restructurings
     as a Percent of Total Assets                  0.61%      0.94%      0.92%

------------------------------------

         (1) Net of related loss allowances as of each date shown, which allowances at December 31, 2001, 2000 and 1999 amounted to $272,000, $312,000 and $312,000, respectively, for real estate owned.

                      ------------------------------------

         The $115,000 of non-accruing loans at December 31, 2001 consisted of two one-to four-family residential loans for $32,000, five consumer loans for $33,000, and one construction loan for $50,000. The largest non-accruing loan at December 31, 2001 consisted of a $50,000 fixed-rate construction loan secured by a residence.

         The Company's real estate owned at December 31, 2001 consisted of a former furniture store and warehouse and a one-to-four family residential property. The $203,000 of real estate owned at December 31, 2001 is net of a $272,000 allowance for loss. See Note G of Notes to Consolidated Financial Statements.

         Classified Assets. All loans are reviewed on a regular basis under the Company's asset classification policy. The Company's total classified assets at December 31, 2001 (excluding loss assets specifically reserved for) amounted to $1.2 million, of which $0 was classified as special mention and $1.2 million was classified as substandard. The largest classified asset at December 31, 2001 consisted of other real estate totaling $464,000. The Company has established reserves of $261,000 on this former furniture store and warehouse. See "Asset Quality-Classified Assets."

         The remaining $982,000 of substandard assets at December 31, 2001 consisted of (1) residential mortgage loans totaling $513,000, of which the largest loan had a balance of $189,000 at December 31, 2001, (2) other real estate property with a balance of $11,000 which is fully reserved, (3) commercial real estate loans totaling $316,000, of which the largest loan had a balance of $300,000 at December 31, 2001, (4) construction loans totaling $78,000 and (5) consumer loans totaling $77,000. The $300,000 substandard commercial real estate loan is secured by land and the $189,000 residential mortgage loan is secured by a one-to-four family residence. See "Regulation - The Bank - Classified Assets."

         Allowance for Loan Losses. At December 31, 2001, the Company's allowance for loan losses amounted to $415,000 or 1.5% of the total loan portfolio. The Company's loan portfolio consists of one-to-four family residential loans, commercial real estate loans, commercial non-mortgage loans, construction loans, home improvement loans and consumer loans. The loan loss allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on prior loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, general economic conditions, and other factors and estimates which are subject to change over time. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

         The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

                                           At or for the Year Ended December 31,
                                              2001        2000        1999
                                            --------    --------    --------
                                                  (Dollars in Thousands)

Total Loans Outstanding                     $ 28,646    $ 17,609    $ 10,110

Allowance for Loan Losses
     Beginning Balance                      $    262    $    230    $    506
     Provision (Credit) for Loan Losses          167          39          --
     Loans (Charged-Off) Recovered               (14)         (7)       (276)
                                            --------    --------    --------

     Ending Balance                         $    415    $    262    $    230
                                            ========    ========    ========


Allowance for Loan Losses as a Percent of
     Total Loans Outstanding                    1.45 %      1.49 %      2.27 %

Allowance for Loan Losses as a Percent of
     Nonperforming Loans and Troubled
     Debt Restructurings                      360.87 %    124.17 %    129.94 %


         The following table presents the allocation of the Company's allowance for loan losses by type of loan at each of the dates indicated.

                                                                      December 31,
                                 ----------------------------------------------------------------------------
                                         2001                       2000                        1999
                                 --------------------        --------------------      ----------------------
                                                Loan                       Loan                        Loan
                                              Category                   Category                    Category
                                 Amount       as a % of     Amount       as a % of     Amount        as a % of
                                   of           Total         of           Total         of            Total
                                Allowance       Loans      Allowance       Loans      Allowance        Loans
                                --------      ---------    ---------     --------     ---------      --------
Residential                      $207            49.9%       $177            67.6%       $200            87.0%
Construction                        4             1.0          --              --          --              --
Commercial Real Estate            131            31.6          70            26.7          --              --
Commercial - Other                 11             2.7          --              --          --              --
Consumer                           62            14.9          15             5.7          30            13.0
                                 ----           -----        ----           -----        ----           -----

     Total                       $415           100.0%       $262           100.0%       $230           100.0%
                                 ====           =====        ====           =====        ====           =====

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

        The $14.4 million of mortgage-backed securities at December 31, 2001 were accounted for as available for sale and are thus carried at market value. For additional information relating to the Company's mortgage-backed securities, see Note E of Notes to Consolidated Financial Statements.

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

         The following table sets forth the composition of the Company's mortgage-backed securities at each of the dates indicated.

                                                 December 31,
                                  -----------------------------------------
                                    2001            2000             1999
                                  -------          -------          -------
                                               (In Thousands)
         Mortgage-Backed Securities
           Available for Sale:
         FNMA                     $10,390          $12,840          $14,284
         FHLMC                      2,576            3,366            5,052
         GNMA                       1,395            5,820            6,718
                                  -------          -------          -------
             Total                $14,361          $22,026          $26,054
                                  =======          =======          =======

         Information regarding the contractual maturities and weighted average yield of the Company's mortgage-backed securities portfolio at December 31, 2001 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

                                                           Amounts at December 31, 2001 Which Mature in
                                    -------------------------------------------------------------------------------
                                    One Year        After One to     After Five to       Over 10
                                    Or Less          Five Years         10 Years          Years              Total
                                    -------           -------           -------           -------           -------
                                                                  (Dollars In Thousands)
Available for Sale:
     FNMA                           $ 1,184           $ 2,602           $ 2,402           $ 4,202           $10,390
     FHLMC                              654               953               508               461             2,576
     GNMA                               298               651               305               141             1,395
                                    -------           -------           -------           -------           -------
         Total                      $ 2,136           $ 4,206           $ 3,215           $ 4,804           $14,361
                                    =======           =======           =======           =======           =======
Weighted Average Yield                 4.84%             5.47%             5.69%             5.84%             5.56%
                                    =======           =======           =======           =======           =======

         The following table sets forth the purchases, sales and principal repayments of the Company's mortgage-backed securities during the periods indicated.

                                                       At or For the
                                                    Year Ended December 31,
                                           ------------------------------------
                                             2001           2000         1999
                                           --------      --------      --------
                                               (Dollars in Thousands)
Mortgage- Backed Securities at
      Beginning of Period                  $ 22,026      $ 26,054      $ 27,392
Purchases                                     3,762         2,773         6,003
Repayments                                   (3,356)       (4,156)       (6,195)
Sales                                        (8,305)       (3,071)           --
Mark to Market Adjustments                      284           459        (1,054)
Amortizations of Premiums and
      Discounts, Net                            (50)          (33)          (92)
                                           --------      --------      --------
Mortgage- Backed Securities at
      End of Period                        $ 14,361      $ 22,026      $ 26,054
                                           ========      ========      ========

Weighted Average Yield at
      End of Period                            5.56%         6.56%         5.74%
                                           ========      ========      ========

Investment Securities

         The investment policy of the Company, which is established by the Board of Directors, is designed to maintain liquidity within regulatory limits, maintain a balance of high-quality investments to minimize risk, provide collateral for pledging requirements, provide alternative investments when loan demand is low, maximize returns while preserving liquidity and safety, and manage interest rate risk. The Bank maintains certain liquidity ratios, based on its requirements, and does so by investing in securities that qualify as liquid assets. Such securities include obligations issued or fully guaranteed by the United States Government and certain federal agency obligations.

         Investment securities (excluding FHLB stock) totaled $367,000 or .7% of total assets at December 31, 2001. All $367,000 of investment securities, which consists of U.S. Government and agency securities, are accounted for as available for sale and are carried at market value. Of the $367,000 of investment securities, $102,000 or 27.8% mature within five years of December 31, 2001.

         The following table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated.

                                                                      December 31,
                                ---------------------------------------------------------------------------------
                                         2001                         2000                          1999
                                ---------------------         ---------------------        ----------------------
                                Carrying       Market        Carrying        Market       Carrying         Market
                                 Value         Value           Value         Value          Value          Value
                                ------         ------         ------         ------         ------         ------
                                                                  (In Thousands)
Available for Sale:
     FHLB Notes                 $   --         $   --         $2,699         $2,699         $2,591         $2,591
     FNMA Notes                     --             --            263            263            216            216
     FHLMC Notes                    --             --          1,428          1,428          1,372          1,372
     SBA                           367            367            507            507            983            983
     Other                          --             --            286            286            348            348
                                ------         ------         ------         ------         ------         ------

Total Available for Sale           367            367          5,183          5,183          5,510          5,510
                                ------         ------         ------         ------         ------         ------
Held to Maturity
     FHLB Stock                    609            609            585            585            541            541
                                ------         ------         ------         ------         ------         ------
Total Held to Maturity             609            609            585            585            541            541
                                ------         ------         ------         ------         ------         ------
     Total                      $  976         $  976         $5,768         $5,768         $6,051         $6,051
                                ======         ======         ======         ======         ======         ======

     The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2001. No tax-exempt yields have been adjusted to a tax-equivalent basis.

                                                           Amounts at December 31, 2001 Which Mature in
                                         --------------------------------------------------------------------------
                                         One Year    After One to      After Five to     Over 10
                                         Or Less      Five Years         10 Years         Years               Total
                                         -------      ----------       ------------       ------             -------
                                                                   (Dollars In Thousands)
Bonds and Other Debt Securities
     Available for Sale:
    SBA                                  $ 19            $ 83            $ 126            $ 139             $   367
                                         ====            ====            =====            =====             =======

Weighted Average Yield                   3.99%           3.99%            3.99%            3.99%               3.99%
                                         ====            ====            =====            =====             =======

Equity Securities:
    FHLB Stock (1)                       $ --            $ --            $  --            $ 609             $   609
                                         ====            ====            =====            =====             =======

Weighted Average Yield                     --%             --%              --%            4.13%               4.13%
                                         ====            ====            =====            =====             =======


         (1) As a member of the FHLB of Dallas, the Bank is required to maintain its investment in FHLB stock, which has no stated maturity.

                      ------------------------------------

Sources of Funds

     General. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from principal and interest payments on loans and securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

     Deposits. The Company's deposits are attracted principally from within the Company's primary market area through the offering of a broad selection of deposit instruments, including non-interest bearing demand deposits, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts ("MMDA's"), regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $3.8 million or 8.5% of total deposits at December 31, 2001. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

     The large variety of deposit accounts offered by the Bank has increased the Bank's ability to retain deposits and allowed it to be more competitive in obtaining new funds, but has not eliminated the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities). During periods of high interest rates, deposit accounts that have adjustable interest rates have been more costly than traditional passbook accounts. In addition, the Bank is subject to short-term fluctuations in deposit flows because funds in transaction accounts can be withdrawn at any time and because 72.0% of the certificates of deposit at December 31, 2001 mature in one year or less. The Bank's ability to attract and maintain deposits is affected by the rate consciousness of its customers and their willingness to move funds into higher-yielding accounts. The Bank's cost of funds has been, and will continue to be, affected by money market conditions.

     The following table shows the distribution of, and certain other information relating to, the Company's deposits by type of deposit, as of the dates indicated.

                                                               December 31,
                                    -------------------------------------------------------------
                                           2001                   2000                  1999
                                    -----------------      ----------------      ----------------
                                                         (Dollars in Thousands)
                                     Amount      %          Amount      %        Amount       %
                                    --------   -----       -------    -----      -------    -----
Certificate Accounts:
    2.00% - 2.99%                   $  5,368    12.0 %     $    --        - %    $    22      0.1 %
    3.00% - 3.99%                      2,252     5.0            --        -            9      0.0
    4.00% - 4.99%                      8,577    19.1         1,334      3.4        7,738     20.2
    5.00% - 5.99%                      6,178    13.8         6,456     16.7       17,844     46.5
    6.00% - 6.99%                     12,284    27.4        21,589     55.7        4,255     11.1
    7.00% - 7.99%                        488     2.3           571      2.3          882      2.3
    8.00% or more                         --      --            --       --           --       --
                                    --------   -----       -------    -----      -------    -----

       Total Certificate Accounts     35,147    78.3        29,950     77.3       30,750     80.1
                                    --------   -----       -------    -----      -------    -----
Transaction Accounts:
    Savings                            4,155     9.3         4,178     10.8        4,680     12.2
    MMDAs                              2,388     5.3         2,312      6.0          693      1.8
    Demand and NOW Accounts            3,171     7.1         2,290      5.9        2,245      5.9
                                    --------   -----       -------    -----      -------    -----
       Total Transaction Accounts      9,714    21.7         8,780     22.7        7,618     19.9
                                    --------   -----       -------    -----      -------    -----

Total Deposits                      $ 44,861   100.0 %     $38,730    100.0 %    $38,368    100.0 %
                                    ========   =====       =======    =====      =======    =====

     The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                           Year Ended December 31,
                                     --------------------------------------------------------------
                                            2001                    2000                   1999
                                    ------------------      -----------------      -----------------
                                                Average                 Average                Average
                                    Average      Rate       Average      Rate      Average      Rate
                                    Balance      Paid       Balance      Paid      Balance      Paid
                                    -------      -----      --------     ----      --------     ----
                                                          (Dollars in Thousands)

Savings Accounts                    $  4,046      2.50 %     $ 4,454     2.69 %     $ 4,689     2.62 %
Demand and NOW Accounts                2,604      1.81         1,888     1.75         1,624     1.85
MMDAs                                  2,366      3.80         1,194     2.35           717     2.55
Certificates of Deposit               33,728      5.65        29,860     5.80        34,857     5.37
                                    -------      -----      --------     ----      --------     ----

   Total Interest-Bearing Deposit   $ 42,744      4.91 %    $ 37,396     5.11 %    $ 41,887     4.88 %
                                    ========      ====      ========     ====      ========     ====

      The following table sets forth the savings flows of the Company during the periods indicated.
                                                       Year Ended December 31,
                                                   ----------------------------
                                                     2001      2000       1999
                                                   -------   -------    -------
                                                    (In Thousands)

Increase (Decrease) Before Interest Credited (1)   $ 3,993   $(1,581)   $(2,990)
Interest Credited                                    2,138     1,943      1,863
                                                   -------   -------    -------

     Net Increase (Decrease) in Deposits           $ 6,131   $   362    $(1,127)
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

         The principal methods used by the Bank to attract deposits include an aggressive officer call program, new marketing strategies, and the offering of a wide variety of services and accounts, competitive interest rates and convenient office locations.

         The Bank does not advertise for deposits outside of its primary market area. At December 31, 2001, the Bank had no deposits that were obtained through deposit brokers. The Bank does not actively solicit broker deposits and does not pay fees to such brokers.

         The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 2001 which mature during the periods indicated.

                                           Balance at December 31, 2001
                                  Maturing in the 12 Months Ending December 31,
                                 -----------------------------------------------
                                  2002       2003      2004  Thereafter   Total
                                 -------   -------   -------   -------   -------
Certificates of Deposit                 (In Thousands)
2.00% - 2.99%                    $ 5,287   $    81   $    --   $    --   $ 5,368
3.00% - 3.99%                      1,346       389       498        19     2,252
4.00% - 4.99%                      7,172       793       609         3     8,577
5.00% - 5.99%                      4,865       661       504       148     6,178
6.00% - 6.99%                      6,406     4,293       661       924    12,284
7.00% - 7.99%                        245       134       109        --       488
                                 -------   -------   -------   -------   -------

Total Certificate Accounts       $25,321   $ 6,351   $ 2,381   $ 1,094   $35,147
                                 =======   =======   =======   =======   =======

         The following table sets forth the maturities of the Company's certificates of deposit of $100,000 or more at December 31, 2001 by time remaining to maturity.

Maturing During Quarter Ending                                 Amounts
------------------------------                                 ------
                                                            (In Thousands)

March 31, 2002                                                 $  402
June 30, 2002                                                     312
September 30, 2002                                              1,323
December 31, 2002                                               1,408
After December 31, 2002                                         1,697
                                                               ------
     Total Certificates of Deposit With
     Balances of $100,000 or More                              $5,142
                                                               ======

Borrowings

         The Bank may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, investment securities and mortgage-backed securities, provided certain standards related to credit worthiness have been met. See "Regulation - The Bank
- Federal Home Loan Bank System." Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At December 1, 2001, the Bank had no advances from the FHLB. At December 31, 2000, outstanding advances from FHLB totaled $3,000,000, at 6.598%, which matured February 20, 2001, collateralized by mortgage-backed securities.

Subsidiaries

         The Bank is a wholly-owned subsidiary of the Company. At December 31, 2001, the Bank had no subsidiaries. Under Louisiana law, a state-chartered association may invest up to 10% of its assets in service organizations or corporations.

         In January 1998, the Company formed Algiers.Com, Inc. Algiers.Com, Inc. owns a 51% interest in Planet Mortgage, L.L.C. ("Planet Mortgage"), which was formed during 1998. Planet Mortgage is engaged in the solicitation of mortgage loans through its internet site at www.planetmortgage.com.

         On December 31, 2001, the Company entered into an agreement to sell its interest in Planet Mortgage, Inc. for $10,000 cash by June 30, 2002. The transaction will result in a gain, which will be included in operations during the second quarter of 2002.

Competition

         The Company faces significant competition both in attracting deposits and in making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. Some of the Company's major competitors include Bank One, Hibernia National Bank, Whitney National Bank and a number of local banks and savings and loans. In addition, the Company faces additional significant competition for investors' funds from short-term money market mutual funds and issuers of corporate and government securities. The Company competes for deposits principally by offering depositors a variety of deposit programs. The Company does not rely upon any individual group or entity for a material portion of its deposits. The Company estimates that its market share of total deposits in Orleans parish and Jefferson parish, Louisiana is less than 1.0%. Factors which affect competition in lending include general and local economic conditions, current interest rate levels and volatility in the lending markets.

Employees

         The Company and its subsidiaries had 24 full-time employees at December 31, 2001. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

         In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2001, the Bank was in compliance with the above restrictions.

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

         Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital is given the same definition as core capital but is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. At December 31, 2001, the Bank had no intangible assets which are deducted in computing its tangible capital. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At December 31, 2001, the Bank had no subsidiaries.

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

         At December 31, 2001, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 12.5%, 12.5% and 24.8%, respectively. The following table sets forth the Bank's compliance with each of the above-described capital requirements as of December 31, 2001.

                                                         Tangible          Core          Risk-Based
                                                         Capital         Capital (1)      Capital (2)
                                                         --------         ------          ------
                                                                     (Dollars in Thousands)
Capital Under GAAP                                       $  6,448         $ 6,448         $ 6,448
Additional Capital Items:
     General Valuation Allowances (3)                          --              --             343
     Net Realized Loss on Securities
        Available for Sale                                     25              25              25
                                                         --------         ------          ------
Regualtory Capital                                          6,473           6,473           6,816
Minimum Required Regulatory Capital (4)                       776           1,552           2,195
                                                         --------          ------         -------

Excess Regulatory Capital                                $  5,697         $ 4,921         $ 4,621
                                                         ========         =======         =======

Regulatory Capital as a Percentage                          12.51 %         12.51 %         24.84 %
Minimum Capital Required as a Percentage (4)                 1.50            3.00            8.00
                                                         --------         -------         -------

Regulatory Capital as a Percentage
     in Excess of Requirements                              11.01 %          9.51  %        16.84  %
                                                         ========         =======         =======


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

(4) Tangible and core capital are computed as a percentage of adjusted total assets of $51.7 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $27.4 million.

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

         At December 31, 2001, the Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

         Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets in accordance with management's policy. The average daily balance is based on a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time depending upon economic conditions and savings flows of the savings institution. At December 31, 2001, the Bank's liquidity ratio was 50.8%.

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

         At December 31, 2001, the Bank was a Tier 1 institution for purposes of this regulation.

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

         Currently, the prong of the QTL test that is not based on the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 2001, the qualified thrift investments of the Bank were approximately 86.3% of its portfolio assets.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 2001, the Bank had $609,000 in FHLB stock, which was in compliance with this requirement.

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

         Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 2001, no reserves were required to be maintained on the first $5.7 million of transaction accounts, reserves of 3% were required to be maintained against the next $35.6 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%), is required against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

         The Bank is required by Louisiana law and regulations to comply with certain reserve and capital requirements. At December 31, 2001, the Bank was in compliance with all applicable reserve and capital requirements.

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

         The investment authority of Louisiana-chartered savings associations is broader in many respects than that of federally-chartered savings and loan associations. However, state-chartered savings associations, such as the Bank, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally-chartered savings association. This prohibition applies to equity investments in real estate, investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At December 31, 2001, the Bank was in compliance with such provisions.

         Furthermore, effective January 1, 1990, a state-chartered savings association may not engage as principal in any activity not permitted for federal associations unless the FDIC has determined that such activity would pose no significant risk to the affected deposit insurance fund and the Bank is in compliance with the fully phased-in capital standards prescribed under FIRREA. When certain activities are permissible for a federal association, the state association may engage in the activity in a higher amount if the FDIC has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the Bank meets the fully phased-in capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At December 31, 2001, the Bank had no investments which were affected by the foregoing limitations.

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

         Year. The Company and the Bank file federal income tax returns on the basis of a calendar year ending on December 31. For 2001 and 2000, the Company and the Bank intend to file a consolidated tax return.

        Bad Debt Reserves. In August 1966, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At December 31, 2001, the Bank's post -1987 excess reserves amounted to approximately $445,000. The recapture will occur over a six-year period, the commencement of which was delayed until the first taxable year beginning after December 31, 1998, since the Bank met certain residential lending requirements. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and reversal and excess bad debt reserves is adequately provided for in the Bank's deferred tax liability.

         At December 31, 2001, the federal income tax reserves of the Bank included $1.3 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Bank in connection with the conversion of the Bank to stock form, the retained earnings of the Bank are substantially restricted.

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

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 2001, the Company had $1.7 million in NOL carryforwards for federal income tax purposes.

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

         The Company's federal income tax returns for the tax years ended December 31, 1998 forward are open under the statute of limitations and are subject to review by the IRS.

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

Item 2. Description of Property.
--------------------------------

         At December 31, 2001, the Company and the Bank conducted their business from the Bank's main office and two branch offices in the New Orleans, Louisiana area. The following table sets forth the net book value (including furnishings and equipment) and certain other information with respect to the offices and other properties of the Company at December 31, 2001.

                                                                Net Book Value
Description/Address                     Leased/Owned             of Property
-------------------                     ------------             -----------

Main Office:
     #1 Westbank Expressway
     New Orleans, LA  70114                Leased                   $ 172

Branch Offices:
     2021 Carol Sue Ave.
     Terrytown, LA  70056                  Owned                      352

     3008 Holiday Drive
     New Orleans, LA  70131                Leased                     166
                                                                    -----
         Total                                                      $ 690
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

Item 4. Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         None.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

         The Company's stock is not listed on any security exchange. Therefore, the Company does not have exchange data that provides high and low stock prices. The most recent sale of the Company's stock was on March 14, 2002 at $8.55 per share.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation
--------------------------------------------------------------------------------

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

         The Bank attempts to manage its interest rate risk by maintaining a high percentage of its assets in adjustable-rate mortgage-backed securities and in variable-rate loans and shorter term fixed rate loans. From 1985 to 1995, the only residential mortgages originated by the Bank were ARMs. During 1996, the Bank started offering fixed rate mortgage loans. It was the opinion of management that a mix of fixed rate and adjustable-rate mortgage products would better insulate the Bank from periods of rate fluctuation. At December 31, 2001, the Bank's fixed-rate mortgage-backed securities amounted to $4.3 million or 8.3% of total assets, its variable rate loans amounted to $12.7 million or 24.5% of total assets and its adjustable-rate mortgage-backed securities amounted to $10.1 million or 19.4% of total assets. The interest rates on the variable rate loans and on a portion of the adjustable-rate mortgage-backed securities, however, adjust no more frequently than once a year, with the amount of the change subject to annual limitations, whereas the interest rates on deposits can change more frequently and are not subject to annual limitations. A portion of the Bank's adjustable-rate mortgage-backed securities have interest rates which adjust monthly or semi-annually with limitations on the amount of the increase.

         Management also monitors and evaluates the potential impact of interest rate changes upon the market value of the Company's portfolio equity on a quarterly basis, in an attempt to ensure that interest rate risk is maintained within limits established by the Board of Directors. In August 1993 the OTS adopted a final rule incorporating an interest rate risk component into the risk-based capital rules. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value ("NPV") exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. A resulting change in NPV of more than 2% of the estimated market value of an institution's assets will require the institution to deduct 50% of that excess change. The rule provides that the OTS will calculate the interest rate risk component quarterly for each institution. The OTS has recently indicated that no institution will be required to deduct capital for interest rate risk until further notice. Because a 200 basis point increase in interest rates would have decreased the Company's NPV by less than 2% as a percentage of the estimated market value of it assets at December 31, 2001, the Company would not have been subject to any capital deduction as of December 31, 2001 if the regulation had been effective as of such date. The following table presents the Company's NPV as of December 31, 2001, as calculated by the OTS, based on information provided to the OTS by the Bank.

    Change in                                                          NPV as % of          Change in
  Interest Rates                                                        Portfolio          NPV as % of
 in Basis Points         Net Portfolio Value                            Value of         Portfolio Value
   (Rate Shock)         Amount        $ Change        % Change         Assets (1)           of Assets
-------------------   ------------   ------------    ------------    ----------------    -----------------
                                             (Dollars in Thousands)
        400               $     -        $     -               - %                 - %                  - %
        300                 4,629         (1,272)            (22)%              9.35 %              (2.08)%
        200                 5,045           (857)            (15)%             10.05 %              (1.38)%
        100                 5,456           (445)             (8)%             10.72 %              (0.71)%
      Static                5,901              -               - %             11.43 %                  - %
       (100)                6,302            401               7 %             12.04 %               0.61 %
       (200)                    -              -               - %                 - %                  - %
       (300)                    -              -               - %                 - %                  - %
       (400)                    -              -               - %                 - %                  - %

         (1) Based on the portfolio value of the Company's assets assuming no change in interest rates.

                      ------------------------------------

Changes in Financial Condition

         Assets. Total assets increased to $51.9 million at December 31, 2001 from $48.9 million at December 31, 2000.

         Mortgage-backed securities as a percentage of total assets decreased to 27.7% at December 31, 2001 from 45.0% at December 31, 2000. All of the Company's mortgage-backed securities are either insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association (FNMA") or the Government National Mortgage Association ("GNMA"). Mortgage-backed securities increase the quality of the Company's assets by virtue of the guarantees that support them, require fewer personnel and overhead costs than individual residential mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Algiers. However, mortgage-backed securities typically yield less than individual residential mortgage loans.

         At December 31, 2001, net loans receivable totaled $28.1 million or 54.2% of total assets. Of the total loan portfolio, $11.7 million or 40.8% consisted of residential mortgage loans. Consumer loans accounted for $1.9 million or 6.7% of the total loan portfolio. Commercial real estate loans accounted for $11.7 million or 40.8% of the portfolio and commercial non-mortgage loans accounted for $1.1 million or 3.8% of the portfolio.

         Mortgage-backed securities and investment securities were 27.7% and .7% of total assets, respectively, at December 31, 2001. Of such amount, $2.2 million or 4.2% of total assets mature within one year of December 31, 2001. See Notes B and E to the Consolidated Financial Statements. Cash and cash equivalents amounted to 12.4% of total assets at such date.

         Non-performing assets have decreased to .6% at December 31, 2001 from ..9% of total assets at December 31, 2000. Non-accruing single-family residential loans represented 10.1% of the $318,000 of total non-performing assets at December 31, 2001. The balance of non-performing assets included one construction loan accounting for 15.7%, consumer loans accounting for 10.4% and other real estate for 63.8%. At December 31, 2001, the Company's allowance for loan losses equaled $415,000 or 1.5% of total loans outstanding.

         The Company's total deposits increased during 2001 to $44.9 million at December 31, 2001 from $38.7 million at December 31, 2000. Certificates accounts increased by $5.2 million or 17.35% from December 31, 2000 to December 31, 2001, while transaction accounts increased by $934,000 or 10.6% during the period.

         Total stockholders' equity was $6.8 million at December 31, 2001, a decrease of $237,000 from December 31, 2000. The decrease was due to a net loss for the year of $548,000, partially offset by a $261,000 increase in Accumulated Other Comprehensive Income, a $43,000 allocation to the Employee Stock Ownership Plan, and a $7,000 allocation to the Management Retention Plan Trust.

Results of Operations

         Net income. The Company's net income increased by $20,000 or 3.5% in 2001 and decreased by $201,000 or 54.8% in 2000. The decrease in 2001 is attributable to an increase of $312,000 in non-interest expenses, a decrease in minority interest in loss of a subsidiary of $5,000, and an increase in the provision for loan losses of $128,000, partially offset by an increase of $186,000 in net interest income, an increase of $271,000 in non-interest income, and an increase in income taxes benefit of $8,000.

         Net Interest Income. The primary source of earnings is net interest income, which is the difference between income generated from interest-earning assets and interest expense from interest-bearing liabilities. Net interest income increased by $186,000 or 17.6% in 2001, and decreased $21,000 or 1.9% in 2000. The increase in 2001 was due to an increase in the interest rate spread and to a lesser extent the decrease in the ratio of average interest-earning assets to average interest-bearing liabilities. Interest rate spread is the yield on interest-earning assets minus the costs of interest-bearing liabilities.

         The Company's average interest rate spread increased to 2.13% for 2001 from 1.74% for 2000 after decreasing from 1.86% for 1999. In addition, its ratio of average interest-earning assets to average interest-bearing liabilities decreased to 111.33% for 2001 from 113.32% for 2000, which represented a decrease from the 114.25% for 1999. The increase in the average interest rate spread was due to the average rate paid on interest-bearing liabilities decreasing, while the average yield on interest-earning assets increased.

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


                                                                      Year Ended December 31,
                                       ------------------------------------------------------------------------------------
                                                   2001                         2000                       1999
                                        -------------------------    -------------------------    -------------------------
                                                           Average                      Average                      Average
                                        Average             Yield/   Average             Yield/   Average             Yield/
                                        Balance Interest    Rate     Balance Interest     Rate    Balance Interest     Rate
                                        -------  -------     ----    -------  -------     ----    -------  -------     ----
Interest- Earning Assets:
   Loans Receivable (1)                 $22,962  $ 2,060     8.97%  $ 13,424  $ 1,111     8.28%   $ 9,543  $   881     9.23%
   Mortgage-Backed Securities            14,325      873     6.09     24,314    1,576     6.48     26,723    1,595     5.97
   Investment Securities (2)              2,921      191     6.54      5,425      364     6.71      5,407      327     6.05
   Other Interest-Earning Asset           6,729      269     4.00      1,765       80     4.53      1,931      137     7.09
                                        -------  -------     ----    -------  -------     ----    -------  -------     ----

     Total Interest-Earning As           46,937    3,393     7.23%    44,928    3,131     6.97%    43,604    2,940     6.74%
                                        -------  -------     ----    -------  -------     ----    -------  -------     ----

Non-Interest Earning Assets               3,707                        2,443                        4,088
                                        -------                      -------                      -------
     Total Assets                       $50,644                     $ 47,371                      $47,691
                                        =======                     ========                      =======

Interest-Bearing Liabilities:
   Passbook, NOW and Money
     Market Accounts                    $ 8,014    $ 220     2.75%   $ 7,536    $ 182     2.42%   $ 7,215    $ 181     2.51%
   Certificates of Deposit               33,728    1,904     5.65     29,860    1,731     5.80     30,783    1,675     5.44
                                        -------  -------     ----    -------  -------     ----    -------  -------     ----
     Total Deposits                      41,742    2,124     5.09     37,396    1,913     5.12     37,997    1,856     4.88

   FHLB Advances                            419       27     6.44      2,318      162     6.99        167        7     4.19
                                        -------  -------     ----    -------  -------     ----    -------  -------     ----

     Total Interest-Bearing Liabilities  42,161    2,151     5.10%    39,714    2,075     5.22%    38,164    1,863     4.88%
                                        -------  -------     ----    -------  -------     ----    -------  -------     ----

Non-Interest Bearing Liabilities          1,613                          740                        1,678
                                        -------                      -------                      -------

     Total Liabilities                   43,774                       40,454                       39,842

Stockholders' Equity                      6,870                        6,917                        7,849
                                        -------                      -------                      -------

     Total Liabilities and
       Stockholders' Equity             $50,644                     $ 47,371                      $47,691
                                        =======                     ========                      =======

Net Interest-Earning Assets             $ 4,776                     $ 5,214                       $ 5,440
                                        =======                     ========                      =======

Net Interest Income; Average
   Interest Rate Spread                          $ 1,242     2.13%             $1,056     1.74%             $1,077     1.86%
                                                 =======     ----              ======     ----              ======     ----

Net Interest Margin (4)                                      2.65%                        2.35%                        2.47%
                                                             ====                         ====                         ====
Average Interest-Earning Assets
   to Average Interest-Bearing
   Liabilities                                             111.33%                      113.13%                      114.25%
                                                           ======                       ======                       ======

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

                                                   2001 vs. 2000                         2000 vs. 1999
                                       ---------------------------------        ----------------------------------
                                           Increase (Decrease) Due to              Increase (Decrease) Due to
                                       ---------------------------------       -----------------------------------
                                                                  Total                                    Total
                                                                 Increase                                 Increase
                                        Rate        Volume      (Decrease)       Rate         Volume      (Decrease)
                                       -----        ------      ---------        -----        ------      ---------
                                                 (In Thousands)                            (In Thousands)
Interest Income:
     Loans Receivable                  $ 160         $ 789         $ 949         $(128)        $ 358         $ 230
     Mortgage- Backed Securities         (56)         (647)         (703)          125          (144)          (19)
     Investment Securities                (5)         (168)         (173)           36             1            37
     Other Interest-Earning Assets       (36)          225           189           (45)          (12)          (57)
                                       -----         -----         -----         -----         -----         -----

        Total Interest Income             63           199           262           (13)          204           191
                                       -----         -----         -----         -----         -----         -----
Interest Expense:
     Passbook, NOW and Money
        Market Accounts                   26            11            37            (7)            7            --
     Certificates of Deposit             (51)          225           174           106           (49)           57
                                       -----         -----         -----         -----         -----         -----

        Total Deposits                   (25)          236           211            99           (42)           57
     FHLB Advances                        (2)         (133)         (135)           65            90           155
                                       -----         -----         -----         -----         -----         -----

        Total Interest Expense           (27)          103            76           164            48           212
                                       -----         -----         -----         -----         -----         -----
Increase (Decrease) in Net
     Interest Income                   $  90         $  96         $ 186         $(177)        $ 156         $ (21)
                                       =====         =====         =====         =====         =====         =====

         Interest Income. Interest on loans increased $949,000 or 84.4% in 2001 due to an increase in the average outstanding balances of $9.5 million and an increase in the weighted average yields on loans receivable to 8.97% from 8.28%. A substantial portion of the loans have adjustable interest rates, and the change in the average yields reflects the general change in market interest rates.

         Interest on mortgage-backed securities decreased by $703,000 or 44.6% in 2001 from 2000, due to a $10.0 million or 41.1% decrease in the average balance and a decrease in the average yield to 6.09% in 2001 from 6.48% in 2000. The average balance decreased as $8.3 million of mortgage-backed securities were sold, partially offset by a market value adjustment for unrealized losses decrease of $284,000 in 2001 from a $459,000 loss adjustment in 2000. The decreased yield was due to the interest rate on a large portion of the adjustable-rate mortgage-backed securities adjusting downward in 2001.

         Interest on investment securities decreased by $173,000 or 47.5% in 2001 from 2000, due to a decrease in the average balance of $2.5 million from 2000 and a decrease in the average rate to 6.54% in 2001 from 6.71% in 2000.

         Other interest income, which consists of dividends on FHLB stock and interest on overnight deposits at the FHLB, increased by $189,000 or 236.3% in 2001 from 2000, due to an increase in the average balance of $5.0 million, partially offset by a decrease in the average yield to 4.00% in 2001 from 4.53% in 2000.

         Total interest income increased by $262,000 or 8.4% in 2001 from 2000, due to a $2.0 million or 4.5% increase in the average balance of total interest-earning assets and an increase in the average yield to 7.23% in 2001 from 6.97% in 2000.

         Interest Expense. Interest on deposits increased by $211,000 or 11.0% in 2001 over 2000, due to a $4.3 million or 11.6% increase in the average balance, partially offset a decrease in the average rate to 5.09% in 2001 from 5.12% in 2000. The increase in the average balance was primarily due to an increase in the average balance of certificates of deposit. The average rate paid on certificates of deposit decreased to 5.65% in 2001 from 5.80% in 2000, which decrease was partially offset by an increase in the average rate paid by the Company on its transaction accounts to 2.75% in 2001 from 2.42% in 2000.

         Interest on FHLB advances decreased by $135,000 or 83.3% in 2001 from 2000, primarily due to a decrease in the average balance of FHLB advances of $1.9 million in 2001.

         Total interest expense increased by $76,000 or 3.7% in 2001 over 2000, primarily due to the increase in the average balance of deposits.

         Provision (Credit) for Loan Losses. The Company provided $167,000, $39,000 and $0 of its allowance for loan losses in 2001, 2000 and 1999, respectively. The allowance for loan losses amounted to $415,000 or 1.5% of the total loan portfolio at December 31, 2001.

         Non-Interest Income. Service charges and fees, which primarily consist of fees collected on loans sold in the secondary market and charges for ATM usage, checking accounts, overdrafts and late payments, increased by $219,000 or 111.2% in 2001 from 2000. This increase was primarily due to an increase in fees collected on loans sold in the secondary market.

         Other non-interest income amounted to $102,000 and $50,000 in 2001 and 2000, respectively. Included in other non-interest income for 2001 are $46,000 in gains from the sale of other real estate owned.

         Total non-interest income increased by $271,000 or 109.7% in 2001 from 2000, primarily due to an increase of $219,000 in service charges and fees, an increase of $46,000 in gains on the sale of other real estate owned, and an increase in other income of $6,000.

         Non-Interest Expense. Compensation and benefits increased by $348,000 or 34.1% in 2001 over 2000, due to an increase in the Company's workforce related to the increase in lending.

         Occupancy and equipment expenses decreased by $16,000 or 3.7% in 2001 over 2000, primarily due to a decrease in the office expenses related to the subsidiary, Algiers.Com.

         Federal insurance premiums decreased by $6,000 or 46.2% in 2001 from 2000.

         In 2001 the Company sold $8.3 million of mortgage-backed securities and $298,000 of investment securities which were part of the available for sale portfolio and which resulted in a loss of $7,000. In 2000 the Company sold $3.1 million of mortgage-backed securities and $71,000 of investment securities which were part of the available for sale portfolio and which resulted in a loss of $3,000.

         Computer expenses increased by $16,000 or 31.4% in 2001 from 2000, primarily due to technical support for the computer system and internet banking.

         Professional services decreased $106,000 or 38.5% in 2001 from 2000, due to a decrease in consulting fees.

         Bank service charge expense decreased $3,000 or 23.1% in 2001 from 2000.

         The Bank's real estate owned expense, net decreased by $39,000 in 2001 from 2000, primarily due to less repairs necessary on a large real estate owned property and maintenance work being performed by a rental tenant that was previously paid by the bank. The real estate owned at December 31, 2001 consisted of a former furniture store and warehouse and a one-to-four family residential property.

         Other non-interest expense, which primarily consists of insurance and bond premiums, postage and supplies, and other operating expenses increased by $102,000 or 25.6% in 2001 from 2000. The increase was primarily due to an increase in other expenses related to the subsidiary, Algiers.Com.

         Total non-interest expense increased by $312,000 or 13.9% in 2001 from 2000, primarily due to increases of $348,000 in compensation and benefits, $16,000 of computer expenses, $102,000 in other expenses, and a $4,000 loss on sale of investments, and $6,000 in SAIF assessment and insurance premiums, partially offset by decreases of $16,000 in occupancy and equipment, $106,000 in professional services, $3,000 in bank services charges, and $39,000 in real estate owned expenses. Total non-interest expense as a percent of average assets was 5.06% in 2001 compared to 4.75% in 2000.

         Federal Income Tax Expense(Benefit). The Company's federal income tax benefit increased by $8,000 or 2.8% in 2001 from 2000. The effective tax rate for 2001, 2000 and 1999 was 34.9%, 33.5% and 36.4%, respectively

         The Company had a deferred tax valuation reserve of $194,000, $199,000 and $184,000 at December 31, 2001, 2000 and 1999, respectively. Other components of the valuation reserve consist of allowances for loan losses and real estate owned losses. For additional information, see Note I of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

         Algiers is required to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less in accordance with management's policy. At December 31, 2001, Algiers' liquidity was 50.8%.

         Cash was used in Algiers' operating activities during 2001 and 2000 primarily as a result of the net loss for the periods. The adjustments to reconcile net income to net cash provided by operations during the periods presented consisted primarily of the provision for depreciation and amortization, accretion of the premiums on investments, recovery of loan losses, gains and losses on the sale of assets, and increases or decreases in various receivable and payable accounts. The primary investing activities of Algiers are the purchase of mortgage-backed securities and the origination of loans, which are primarily funded with the proceeds from repayments and prepayments on existing loans, investments and mortgage-backed securities and the maturity of mortgage-backed securities and investments. Investing activities provided net cash in 2001 primarily because the amount of mortgage-backed securities and investments maturing and sold exceeded the amount of purchases of mortgaged back securities and increases in loans. Investing activities used net cash in 2000 primarily due to the net increase in loans exceeding maturities and sales of mortgage backed securities. Financing activities provided net cash in 2001 primarily due to increases in deposits of $6.1 million, partially offset by repayment of FHLB advances of $3.0 million. Finance activities provided net cash in 2000 primarily due to advances from FHLB exceeding repayments and an increase in deposits of $362,000, partially offset by $75,000 in dividends paid. Total cash and cash equivalents amounted to $4.4 million at December 31, 2001. See the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

         At December 31, 2001, Algiers had outstanding commitments to originate $3.4 million of commercial and one-to four-family residential loans (including undisbursed construction loans). At the same date, the total amount of certificates of deposit which were scheduled to mature in the following 12 months was $25.3 million. Algiers believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits to the extent desired. If Algiers requires funds beyond its internal funding capabilities, advances from the FHLB of Dallas are available as an additional source of funds.

         Algiers is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0% and 8.0% respectively. At December 31, 2001, Algiers exceeded each of its capital requirements, with tangible, core and risk-based capital ratios of 12.5%, 12.5% and 24.8%, respectively. See Note N of Notes to Consolidated Financial Statements.

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

Item 7.  Financial Statements.
------------------------------

                              ALGIERS BANCORP, INC.
                                 & SUBSIDIARIES

                                December 31, 2001













                         Audits of Financial Statements

                                December 31, 2001
                                       and
                                December 31, 2000

                                 C O N T E N T S



Independent Auditor's Report                                                                                   41

Consolidated Statements of Financial Condition                                                            41 - 43

Consolidated Statements of Operations                                                                     44 - 45

Consolidated Statements of Comprehensive Income (Loss)                                                         46

Consolidated Statements of Changes in Stockholders' Equity                                                     47

Consolidated Statements of Cash Flows                                                                     48 - 49

Notes to Consolidated Financial Statements                                                                50 - 75

The Board of Directors
Algiers Bancorp, Inc. & Subsidiaries

                          Independent Auditor's Report
                          ----------------------------

         We have audited the accompanying consolidated statements of financial condition of ALGIERS BANCORP, INC. & SUBSIDIARIES, as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALGIERS BANCORP, INC. & SUBSIDIARIES as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                           /S/ LaPorte, Sehrt, Romig and Hand

                                           A Professional Accounting Corporation

February 15, 2002
Metairie, Louisiana

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                     ASSETS

                                                                 December 31,
                                                             -------------------
                                                               2001        2000
                                                             -------     -------

Cash and Amounts Due from Depository Institutions            $ 1,964     $   615
Interest-Bearing Deposits in Other Banks                       4,473       1,428
Investments Available-for-Sale, at Fair Value                    367       5,183
Loans Receivable - Net                                        28,112      17,224
Mortgage-Backed Securities - Available-for-Sale,
    at Fair Value                                             14,361      22,026
Stock in Federal Home Loan Bank                                  609         585
Accrued Interest Receivable                                      251         346
Real Estate Owned - Net                                          203         251
Office Property and Equipment, (Net
    of Depreciation and Amortization)                            690         717
Prepaid Expenses                                                  40          31
Deferred Taxes                                                   623         463
Income Tax Receivable                                             --          54
Other Assets                                                     199           9
                                                             -------     -------

         Total Assets                                        $51,892     $48,932
                                                             =======     =======




The accompanying notes are an integral part of these financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              December 31,
                                                                          --------------------
                                                                            2001        2000
                                                                          --------    --------
LIABILITIES
    Deposits:
       Interest Bearing                                                   $ 43,411    $ 37,819
       Non-Interest Bearing                                                  1,450         911
    Advance Payments from Borrowers for
       Insurance and Taxes                                                      57          75
    FHLB Advances                                                               --       3,000
    Accrued Interest Payable on Depositors' Accounts                             9          13
    Due to Affiliates                                                          345         141
    Other Liabilities                                                           79          68
                                                                          --------    --------

                                                                            45,351      42,027
                                                                          --------    --------
    Minority Interest in Subsidiary                                           (210)        (83)
                                                                          --------    --------

         Total Liabilities                                                  45,141      41,944
                                                                          --------    --------
STOCKHOLDERS' EQUITY
    Preferred Stock - Par Value $.01
       5,000,000 Shares Authorized; 0 Shares
       Issued and Outstanding                                                   --          --
    Common Stock - Par Value $.01
       648,025 Shares Issued - 506,523 Outstanding at December 31, 2001
       506,348 Outstanding at December 31, 2000                                  6           6
    Additional Paid-in Capital                                               6,108       6,118
    Unearned ESOP Shares                                                      (214)       (267)
    Unearned MRP Shares                                                        (19)        (24)
    Retained Earnings                                                        2,716       3,264
    Treasury Stock - 141,502 Shares in 2001 and
       141,677 Shares in 2000, at Cost                                      (1,821)     (1,823)
    Accumulated Other Comprehensive Loss                                       (25)       (286)
                                                                          --------    --------

         Total Stockholders' Equity                                          6,751       6,988
                                                                          --------    --------
         Total Liabilities and Stockholders' Equity                       $ 51,892    $ 48,932
                                                                          ========    ========

The accompanying notes are an integral part of these financial statements.

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)


                                                       For the Years Ended
                                                           December 31,
                                                 -------------------------------
                                                   2001        2000        1999
                                                 -------     -------     -------

INTEREST INCOME
    Loans                                        $ 2,060     $ 1,111     $   881
    Mortgage-Backed Securities                       873       1,576       1,595
    Investment Securities                            191         364         327
    Other Interest-Earning Assets                    269          80         137
                                                 -------     -------     -------

           Total Interest Income                   3,393       3,131       2,940
                                                 -------     -------     -------

INTEREST EXPENSE
    Deposits                                       2,124       1,913       1,856
    FHLB Advances                                     27         162           7
                                                 -------     -------     -------

           Total Interest Expense                  2,151       2,075       1,863
                                                 -------     -------     -------

NET INTEREST INCOME                                1,242       1,056       1,077

PROVISION FOR LOAN LOSSES                           (167)        (39)         --
                                                 -------     -------     -------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                      1,075       1,017       1,077
                                                 -------     -------     -------

NON-INTEREST INCOME
    Service Charges and Fees                         416         197         100
    Recapture of Allowance on GIC Bonds               --          --          10
    Gain on Sale of Real Estate Owned                 46          --           2
    Other Income                                      56          50          21
                                                 -------     -------     -------

           Total Non-Interest Income                 518         247         133
                                                 -------     -------     -------


The accompanying notes are an integral part of these financial statements.

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                             (Dollars in Thousands)


                                                     For the Years Ended
                                                         December 31,
                                              ---------------------------------
                                                2001         2000        1999
                                              -------      -------      -------
NON-INTEREST EXPENSES
    Compensation and Benefits                   1,370        1,022          669
    Occupancy and Equipment                       417          433          403
    Computer                                       67           51           77
    Professional Services                         169          275          266
    Loss on Sale of Investments                     7            3           --
    Real Estate Owned Expense - Net                 2           41           13
    Other                                         529          424          382
                                              -------      -------      -------

                                                2,561        2,249        1,810
                                              -------      -------      -------

LOSS BEFORE INCOME TAXES
     AND MINORITY INTEREST                       (968)        (985)        (600)

INCOME TAX BENEFIT                               (294)        (286)        (194)
                                              -------      -------      -------

NET LOSS BEFORE MINORITY
    INTEREST IN SUBSIDIARY                       (674)        (699)        (406)

MINORITY INTEREST IN SUBSIDIARY                   126          131           39
                                              -------      -------      -------

NET LOSS                                      $  (548)     $  (568)     $  (367)
                                              -------      -------      -------

 LOSS PER SHARE                               $ (1.14)     $ (1.20)     $ (0.79)
                                              -------      -------      -------


The accompanying notes are an integral part of these financial statements.

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Dollars in Thousands)


                                                           For The Years Ended
                                                              December 31,
                                                       -------    -------    -------
                                                         2001       2000       1999
                                                       -------    -------    -------
NET LOSS                                               $  (548)   $  (568)   $  (367)

OTHER COMPREHENSIVE INCOME (LOSS),
    NET OF TAX:
       Unrealized Holding Gains (Losses) Arising
          During the Period                                266        436       (911)

       Reclassification Adjustment for Gains
          (Losses) Included in Net Income                   (5)        (2)        --
                                                       -------    -------    -------
             Total Other Comprehensive Income (Loss)       261        434       (911)
                                                       -------    -------    -------

COMPREHENSIVE LOSS                                     $  (287)   $  (134)   $(1,278)
                                                       =======    =======    =======





The accompanying notes are an integral part of these financial statements.

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                                                                              Accumulated   Total
                                                        Additional  Unearned    Unearned             Compre-     Other      Stock-
                                                Common    Paid-in     ESOP         MRP     Retained  hensive    Treasury    holders'
                                                 Stock    Capital    Shares      Shares    Earnings Income (Loss) Stock     Equity
                                                -------   -------    -------    -------    -------    -------    -------    -------
BALANCE - December 31, 1998                     $     6   $ 6,137    $  (376)   $   (48)   $ 4,344    $   191    $(1,675)   $ 8,579

Net Loss                                             --        --         --         --       (367)        --         --       (367)
Dividends Declared ($.20 Per Share)                  --        --         --         --        (95)        --         --        (95)
Common Stock Released by MRP Trust                   --        --         --         12         --         --         --         12
ESOP Shares Released for Allocation                  --        (5)        54         --         --         --         --         49
Purchase of Treasury Stock                           --        --         --         --         --         --       (148)      (148)
Other Comprehensive Income (Loss) Net
    of Applicable Deferred Income Taxes              --        --         --         --         --       (911)        --       (911)
                                                -------   -------    -------    -------    -------    -------    -------    -------

BALANCE - December 31, 1999                           6     6,132       (322)       (36)     3,882       (720)    (1,823)     7,119

Net Loss                                             --        --         --         --       (568)        --         --       (568)
Dividends Declared ($.10 Per Share)                  --        --         --         --        (50)        --         --        (50)
Common Stock Released by MRP Trust                   --        --         --         12         --         --         --         12
ESOP Shares Released for Allocation                  --       (14)        55         --         --         --         --         41
Other Comprehensive Income (Loss) Net
    of Applicable Deferred Income Taxes              --        --         --         --         --        434         --        434
                                                -------   -------    -------    -------    -------    -------    -------    -------

BALANCE - December 31, 2000                           6     6,118       (267)       (24)     3,264       (286)    (1,823)     6,988

Net Loss                                             --        --         --         --       (548)        --         --       (548)
Common Stock Released by MRP Trust                   --        --         --          5         --         --         --          5
ESOP Shares Released for Allocation                  --       (10)        53         --         --         --         --         43
Treasury Shares Acquired for MRP Trust               --        --         --         --         --         --          2          2
Other Comprehensive Income (Loss) Net
    of Applicable Deferred Income Taxes              --        --         --         --         --        261         --        261
                                                -------   -------    -------    -------    -------    -------    -------    -------

BALANCE - December 31, 2001                     $     6   $ 6,108    $  (214)   $   (19)   $ 2,716    $   (25)   $(1,821)   $ 6,751
                                                -------   -------    -------    -------    -------    -------    -------    -------


The accompanying notes are an integral part of these financial statements.

                   ALGIERS BANCORP, INC. & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)

                                                                                    For the Years Ended
                                                                                         December 31,
                                                                        ------------------------------------------
                                                                           2001            2000             1999
                                                                        --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                            $   (548)        $   (568)        $   (367)
    Adjustments to Reconcile Net Loss to Net
      Cash (Used in) Operating Activities:
         Depreciation and Amortization                                       192              212              170
         Provision for Loan Losses                                           167               39               --
         Premium Amortization Net of Discount Accretion                       34               19               47
         Gain on Sale of Real Estate Owned                                   (46)              --               (2)
         Gain on Sale of Mortgage-Backed Securities                          (17)              (9)              --
         Loss on Sale of Investment Securities                                24               12               --
         ESOP and MRP Expense                                                 46               53               61
         (Increase) Decrease in Accrued Interest Receivable                   95              (22)              45
         (Increase) Decrease in Prepaid Expenses                              (9)              15               41
         (Increase) Decrease in Prepaid Income Taxes                          54               51              (77)
         Originations of Loans Held-for-Sale                                  --             (138)          (2,165)
         Proceeds from Sale of Loans Held-for-Sale                            --              268            2,035
         (Increase) Decrease in Other Assets                                (174)              (2)              25
         Decrease in Accrued Interest Payable                                 (4)              (3)              (7)
         Increase (Decrease) in Other Liabilities                             11              (36)              20
         Increase in Due to Affiliates                                       204              141               --
         Decrease in Minority Interest                                      (127)            (131)             (39)
         Increase in Deferred Income Taxes                                  (294)            (314)            (116)
                                                                        --------         --------         --------

           Net Cash Used in Operating Activities                            (392)            (413)            (329)
                                                                        --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of Investment Securities - Available-for-Sale                   --               --           (1,009)
    Maturities of Investment Securities - Available-for-Sale               4,623              470              520
    Proceeds From Sale of Investment Securities - Available
      for-Sale                                                               298               59               --
    Purchases of Mortgage-Backed Securities - Available-for-Sale          (3,762)          (2,773)          (6,003)
    Maturities of Mortgage-Backed Securities - Available-for-Sale          3,356            4,156            6,195
    Proceeds From Sale of Mortgage-Backed Securities - Available
      for-Sale                                                             8,322            3,080               --
    Net Increase in Loans                                                (11,136)          (7,475)            (742)
    Non-Cash Dividend - FHLB                                                 (24)             (44)             (29)
    Purchase of Office Properties and Equipment                             (165)            (134)            (302)
    Proceeds from Sales of Real Estate Owned                                 161               --               64
                                                                        --------         --------         --------

           Net Cash Provided by (Used in) Investing Activities             1,673           (2,661)          (1,306)
                                                                        --------         --------         --------


The accompanying notes are an integral part of these financial statements.

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in Thousands)


                                                                        For the Years Ended
                                                                            December 31,
                                                                 --------------------------------
                                                                   2001        2000        1999
                                                                 --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net Increase (Decrease) in Deposits                             6,131         362      (1,127)
    Net Decrease in Advances from Borrowers
      for Taxes and Insurance                                         (18)         (9)        (30)
    Proceeds from Federal Home Loan Bank Advance                     --        12,750       1,000
    Repayment of Federal Home Loan Bank Advance                    (3,000)    (10,750)       --
    Dividends Paid                                                   --           (75)       (102)
    Purchase of Treasury Stock                                       --          --          (148)
                                                                 --------    --------    --------

           Net Cash Provided by (Used in) Financing Activities      3,113       2,278        (407)
                                                                 --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                4,394        (796)     (2,042)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                       2,043       2,839       4,881
                                                                 --------    --------    --------

CASH AND CASH EQUIVALENTS - END OF YEAR                          $  6,437    $  2,043    $  2,839
                                                                 --------    --------    --------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION
      Cash Paid During the Year for:
         Interest                                                $  2,155    $  2,078    $  1,870

SUPPLEMENTAL DISCLOSURE OF NON-CASH
    TRANSACTIONS
      Dividends Declared                                         $   --      $   --      $     25
      Real Estate Owned Acquired Through Foreclosure             $     67    $   --      $    251
      Repossessed Assets                                         $     14    $   --      $   --

                      ALGIERS BANCORP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS

                  Algiers Bancorp, Inc. (the Company) was organized as a Louisiana corporation on February 5, 1996 for the purpose of engaging in any lawful act or activity for which a corporation may be formed under the Louisiana Business Corporation Law, as amended. Other than steps related to the reorganization described below, the Corporation was essentially inactive until July 8, 1996, when it acquired Algiers Bank and Trust (the Bank), formerly Algiers Homestead Association, in a business reorganization of entities under common control in a manner similar to a pooling of interest. Algiers Bank and Trust is engaged in the banking industry. The acquired Bank became a wholly-owned subsidiary of the Company through the issuance of 1,000 shares of common stock to the Company in exchange for 50% of the net proceeds received by the Company in the reorganization.

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

NOTE A

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

                  Loans are placed on non-accrual when management determines that the collection of interest is unlikely. Any unpaid interest previously accrued on those loans is reversed from income, and thereafter, interest is recognized only to the extent of payments received.

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

NOTE A

         OFFICE PROPERTY AND EQUIPMENT (Continued)

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

         CASH EQUIVALENTS

                  Cash equivalents consist of certificates of deposit purchased with a maturity of three months or less, and daily demand investment deposit accounts.

                  Cash and cash equivalents at December 31, 2001 and 2000 included the following (in thousands):

                                                        2001           2000
                                                    ----------      ----------

                  Cash                              $    1,964      $      615
                  Interest-Bearing Deposits
                      in Other Institutions              4,473           1,428
                                                    ----------      ----------

                                                    $    6,437      $    2,043
                                                    ==========      ==========

         NON-DIRECT RESPONSE ADVERTISING

                  The Corporation expenses advertising costs as incurred. Advertising for 2001, 2000 and 1999 was $60,000, $60,000 and $11,000,
         respectively.

         LOANS HELD FOR SALE

                  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

NOTE A

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

         ACCOUNTING STANDARDS NOT YET ADOPTED

                  Statement of Financial Accounting Standards No. 140 (SFAS
         140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for years ending after December 15, 2000. The adoption of this pronouncement had no effect on the financial position and results of operations of the Bank.

NOTE A

         ACCOUNTING STANDARDS NOT YET ADOPTED (Continued)

                  Statement of Financial Accounting Standards No. 141 (SFAS
         141), "Business Combinations" supersedes APB Opinion 16 and FASB 38. This statement provides accounting for business combinations using the purchase method and eliminating the pooling of interest method. The adoption of this pronouncement had no effect on the financial position and results of operations of the Bank.

                  Statement of Financial Accounting Standards No. 142 (SFAS
         142), "Goodwill and Other Intangible Assets" supersedes APB Opinion 17. This statement provides accounting and reporting standards for intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination). The adoption of this pronouncement had no effect on the financial position and results of operations of the Bank.

                  Statement of Financial Accounting Standards No. 144 (SFAS
         144), "Accounting for the Impairment of Disposal of Long-Lived Assets" a replacement of SFAS 121. This statement provides accounting and reporting standards for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by abandonment or sale. This statement requires that long-lived assets (excluding goodwill) to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and requires a probability-weighted cash flow estimation approach, and introduces a "primary-asset" approach to determine the cash flow estimation period. In addition, this statement requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, and includes accounting guidance for disposal of a segment of a business that is considered a discontinued operation. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this pronouncement had no effect on the financial position and results of operations of the Bank.


NOTE B

         INVESTMENT SECURITIES AVAILABLE-FOR-SALE

                  Investment securities available-for-sale at December 31, 2001 consist of the following (in thousands):

                                               Gross        Gross
                                Amortized    Unrealized   Unrealized       Fair
                                  Cost         Gains        Losses         Value
                                  ----         -----        ------         -----

                    SBA          $ 370          $--          $  3          $ 367
                                 -----          ---          ----          -----

                                 $ 370          $--          $  3          $ 367
                                 =====          ===          ====          =====

NOTE B

                  Investment securities available-for-sale at December 31, 2000 consist of the following (in thousands):

                                                                        Gross          Gross
                                                    Amortized        Unrealized      Unrealized           Fair
                                                      Cost              Gains          Losses             Value
                                                   ------------       ----------      ----------     --------------
                  FNMA Medium Term
                     Callable Note                 $        271       $   --          $        8     $          263
                  FHLMC Callable Note                     1,444           --                  16              1,428
                  FHLB Callable Notes                     2,749           --                  50              2,699
                  SBA                                       513           --                   6                507
                  Other Securities                          322           --                  36                286
                                                   ------------       ----------      ----------     --------------

                                                   $      5,299       $   --          $      116     $        5,183
                                                   ============       ==========      ==========     ==============


                  The following is a summary of contractual maturities of investment securities available-for-sale as of December 31, 2001 (in thousands):

                                                     Amortized          Fair
                                                       Cost             Value
                                                    ----------      -----------

                  Due in One Year or Less           $       19      $        19
                  Due from One to Five Years                84               83
                  Due from Five to Ten Years               127              126
                  Due After Ten Years                      140              139
                                                    ----------      -----------

                                                    $      370      $       367
                                                    ==========      ===========


                  During 2001, the Company sold investment securities for approximately $298,000 resulting in realized losses of $24,000. During 2000, the Company sold investment securities for approximately $59,000 resulting in realized losses of $12,000. There were no sales of investment securities during 1999.

                  Investment in stock of the Federal Home Loan Bank is carried at cost, which approximates market. The carrying value of this investment at December 31, 2001 and 2000 was $609,000 and $585,000, respectively, with no provision for unrealized losses necessary.


NOTE C

         COMMITMENTS

                  On December 31, 2001 the Company entered into an agreement to sell its interest in Planet Mortgage, Inc. for $10,000 cash by June 30, 2002. The transaction will result in a gain, which will be included in operations during the second quarter of 2002.

NOTE D

         LOANS RECEIVABLE

                  Loans receivable consist of the following (in thousands):

                                                                                       2001                2000
                                                                                    -----------         -----------
                  Loans Secured by First Mortgages on Real Estate:
                     Family Residential                                             $    11,697         $     8,719
                     Commercial                                                          11,701               5,740
                     Construction Loans - 1-4 Family                                      2,217               1,302
                                                                                    -----------         -----------

                         Total Real Estate Loans                                         25,615              15,761
                                                                                    -----------         -----------

                  Commercial - Non Mortgage                                               1,098                 --
                                                                                    -----------         -----------

                  Consumer Loans:
                     Second Mortgage Loans - 1-4 Family                                     239                 351
                     Consumer Loans                                                         902                 859
                     Share Loans                                                            792                 638
                                                                                    -----------         -----------

                         Total Consumer Loans                                             1,933               1,848
                                                                                    -----------         -----------

                                                                                         28,646              17,609
                                                                                    -----------         -----------
                  Less:
                     Allowance for Losses                                                   415                 262
                     Unearned Interest on Mortgage Loans                                     20                  22
                     Net Deferred Loan Origination Fees                                      99                 101
                                                                                    -----------         -----------

                                                                                            534                 385
                                                                                    -----------         -----------

                                                                                    $    28,112         $    17,224
                                                                                    ===========         ===========


                  An approximate schedule of loan maturities or repricing opportunities at December 31, 2001 is as follows (in thousands):

                                                                 Variable             Fixed
                      Maturities                                   Rate               Rate              Total
                  --------------------                         -----------         -----------      ------------

                  Three Months or Less                         $     1,520         $     1,073      $      2,593
                  Three Months - One Year                            1,653               2,388             4,041
                  One Year - Five Years                                112               5,441             5,553
                  Over Five Years                                    9,404               7,055            16,459
                                                               -----------         -----------      ------------

                                                               $    12,689         $    15,957      $     28,646
                                                               ===========         ===========      ============

NOTE D

                  Activity in the allowance for loan losses is summarized as follows for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                                   2001               2000              1999
                                                               -----------         -----------      ------------

                  Balance at Beginning of Year                 $       262         $       230      $        506
                  Charge-Offs                                          (14)                 (7)             (276)
                  Recoveries                                          --                  --                --
                  Provision (Credit) for Loan Losses                   167                  39              --
                                                               -----------         -----------      ------------

                  Balance at End of Year                       $       415         $       262      $        230
                                                               ===========         ===========      ============


                  At December 31, 2001 and 2000, the Bank had loans totaling approximately $881,158 and $245,728, respectively, for which impairment had been recognized. The allowance for loan losses related to these loans totaled $107,253 and $49,603 at December 31, 2001 and 2000, respectively.

                  At December 31, 2001 and 2000, the Bank had non-performing loans of approximately $115,000 and $211,000, respectively. The amount of interest foregone for the years ended December 31, 2001, 2000 and 1999 was approximately $7,000, $23,000 and $62,000, respectively.

                  The Bank does not service any loans for others.

                  In the normal course of business, the Bank originates consumer loans to members of the Board of Directors and officers. Loans to such borrowers are summarized as follows (in thousands):

                                                       2001            2000
                                                    -----------     -----------

                  Balance at Beginning of Year      $       106     $        74
                     Additions                               36              76
                     Payments and Renewals                   (9)            (44)
                                                    -----------     -----------

                  Balance at End of Year            $       133     $       106
                                                    ===========     ===========

NOTE E

         MORTGAGE-BACKED SECURITIES

                  Fixed and variable rate mortgage-backed securities available-for-sale at December 31, 2001 are summarized as follows (in thousands):

                                                                         December 31, 2001
                                                   ----------------------------------------------------------------
                                                                        Gross           Gross
                                                   Amortized         Unrealized      Unrealized           Fair
                                                      Cost              Gains          Losses             Value
                                                   ------------       ----------      ----------     --------------

                  GNMA Certificates                $      1,391       $        8      $        4     $        1,395
                  FNMA Certificates                      10,412               43              65             10,390
                  FHLMC Certificates                      2,592                2              18              2,576
                                                   ------------       ----------      ----------     --------------

                                                   $     14,395       $       53      $       87     $       14,361
                                                   ============       ==========      ==========     ==============


                  Fixed and variable rate mortgage-backed securities available-for-sale at December 31, 2000 are summarized as follows (in thousands):

                                                                         December 31, 2000
                                                   ----------------------------------------------------------------
                                                                        Gross           Gross
                                                   Amortized         Unrealized      Unrealized           Fair
                                                      Cost              Gains          Losses             Value
                                                   ------------       ----------      ----------     --------------

                  GNMA Certificates                $      5,868       $        4      $       52     $        5,820
                  FNMA Certificates                      13,038               45             243             12,840
                  FHLMC Certificates                      3,438                2              74              3,366
                                                   ------------       ----------      ----------     --------------

                                                   $     22,344       $       51      $      369     $       22,026
                                                   ============       ==========      ==========     ==============


                  The amortized cost and fair value of mortgage-backed securities at December 31, 2001, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                                              Amortized                   Fair
                                                                                Cost                      Value
                                                                           -------------             --------------
                  Mortgage-Backed Securities Maturing:
                     Less than One Year                                    $       2,145             $        2,136
                     Due After One Year Thru Five Years                            4,220                      4,206
                     Due After Five Years Thru Ten Years                           3,221                      3,215
                     Due After Ten Years                                           4,809                      4,804
                                                                           -------------             --------------

                                                                           $      14,395             $       14,361
                                                                           =============             ==============

NOTE E

                  During 2001 and 2000, the Company sold mortgage-backed securities for approximately $8,322,000 and $3,080,000, respectively. These sales resulted in realized gains of $17,000 and $9,000 during 2001 and 2000, respectively. There were no sales of mortgage-backed securities during 1999.


NOTE F

         INTEREST RECEIVABLE

                  Interest receivable at December 31, 2001 and 2000 is summarized as follows (in thousands):

                                                        2001                 2000
                                                      ----------          ----------

                  Loans                               $      165          $      118
                  Mortgage-Backed Securities                  83                 144
                  Investment Securities                        3                  84
                                                      ----------          ----------

                                                      $      251          $      346
                                                      ==========          ==========

NOTE G
                                                              REAL ESTATE OWNED
         A summary of real estate owned at December 31, 2001 and 2000 is as follows (in thousands):

                                                          2001                 2000
                                                        ----------          ----------

                  Real Estate Acquired in Settlement    $      475          $      563
                  Less:  Allowances for Losses                 272                 312
                                                        ----------          ----------

                                                        $      203          $      251
                                                        ==========          ==========


                  Activity in the allowance for losses for other real estate owned for years ended December 31, 2001, 2000 and 1999 is as follows (in thousands):

                                                          2001              2000                1999
                                                      -----------        -----------         -----------

                  Balance at Beginning of Year        $       312        $       312          $       35
                  Provision for REO Losses                      1                --                  277
                  Sale of REO                                 (41)               --                  --
                                                      ------------       -----------          ----------

                  Balance at End of Year              $       272        $       312          $      312
                                                      ===========        ===========          ==========

NOTE H

         OFFICE PROPERTY AND EQUIPMENT

                  Office property and equipment consist of the following at December 31, 2001 and 2000 (in thousands):

                                                                               2001                2000
                                                                            ----------          ----------

                  Land                                                      $       30          $       30
                  Building                                                         188                 188
                  Furniture, Fixtures and Equipment                              1,048                 947
                  Leasehold Improvements                                           255                 193
                                                                            ----------          ----------
                                                                                 1,521               1,358
                  Less:  Accumulated Depreciation and Amortization                 831                 641
                                                                            ----------          ----------

                                                                            $      690          $      717
                                                                            ==========          ==========

                  Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was approximately $192,000, $212,000 and $170,000, respectively.

NOTE I

         DEPOSITS

                  Interest bearing deposits consist of the following at December 31, 2001 and 2000 (in thousands):


                                     Weighted                            Years Ended
                                  Average Rate at                        December 31,
                                 ------------------       ---------------------------------------------
                                    December 31,                2001                      2000
                                 ------------------       -------------------       -------------------
                                  2001        2000         Amount    Percent         Amount    Percent
                                  ----        ----         ------    -------         ------    -------
Balance by Interest Rate:
   Regular Savings Accounts       2.50%       2.69%       $ 4,155      9.57%        $ 4,178      11.05%
   NOW Accounts                   1.50%       1.75%         1,721       3.96          1,379       3.65
   Money Fund Accounts            2.55%       2.35%         2,388       5.50          2,312       6.11
   Certificate of Deposit         4.92%       5.80%        35,147      80.96         29,950      79.19
                                                          -------     ------        -------     ------

                                                          $43,411     100.00%       $37,819     100.00%
                                                          =======     ======        =======     ======

Certificate Accounts Maturing
    Under 12 months                                       $25,321      72.04%       $17,472      58.34%
    12 months to 24 months                                  6,351      18.07          7,616      25.43
    24 months to 36 months                                  2,381       6.77          3,576      11.94
    Due after 36 months                                     1,094       3.11          1,286       4.29
                                                          -------     ------        -------     ------

                                                          $35,147     100.00%       $29,950     100.00%
                                                          =======     ======        =======     ======

NOTE I

                     The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $5,142,000 and $3,361,000 at December 31, 2001 and 2000, respectively.

                  Interest expense on deposits consisted of the following (in thousands):


                                                               Years Ended
                                                               December 31,
                                                 -----------------------------------------
                                                     2001           2000           1999
                                                 ----------     ----------      ----------

                  Certificates                   $    1,904     $    1,739      $    1,675
                  Passbook Savings                      101            119             128
                  Money Fund Accounts                    90             22              19
                  NOW Accounts                           29             33              34
                                                 ----------     ----------      ----------

                                                 $    2,124     $    1,913      $    1,856
                                                 ==========     ==========      ==========

                  In the normal course of business, the Bank accepts deposits from members of the Board of Directors and officers. As of December 31, 2001 and 2000, these deposits totaled approximately $320,000 and $233,000, respectively.


NOTE J

         FEDERAL INCOME TAXES

                  The provision for income taxes for 2001, 2000 and 1999 consists of the following (in thousands):

                                                                     2001              2000                1999
                                                                 -----------        -----------         -----------

                  Current Federal Tax Expense (Benefit)          $      --          $      --            $      (78)
                  Deferred Federal Tax Expense (Benefit)                (294)              (286)               (116)
                                                                 -----------        -----------          -----------

                                                                 $      (294)       $      (286)         $     (194)
                                                                 ===========        ===========          ==========

                  The provision (benefit) for federal income taxes differs from that computed by applying Federal statutory rates to income (loss) before Federal income tax expense, as indicated in the following analysis (in thousands):

                                                                     2001              2000                1999
                                                                 -----------        -----------         -----------

                  Expected Tax Provision at 34% Rate             $      (287)       $      (290)         $     (204)
                  Employee Stock Ownership Plan                            3                  5                   2
                  Other                                                  (10)                (1)                  8
                                                                 -----------        ------------         ----------

                                                                 $      (294)       $      (286)         $     (194)
                                                                 ===========        ===========          ===========

NOTE J

                  At December 31, 2001, the Company had, for tax reporting purposes, operating loss carryforwards of approximately $1,658,682, which expire in 2019 through 2021.

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

                  The net deferred tax assets or liabilities in the accompanying statements of financial condition include the following components (in thousands):

                                                                                            2001           2000
                                                                                        -----------     -----------
                  Deferred Tax Assets
                     Allowance for Loan Losses                                          $       141      $       89
                     Allowance for REO Losses                                                    93             106
                     Deferred Loan Fees                                                          34              34
                     Market Value Adjustment for Available-for-Sale Securities                   13             148
                     Net Operating Loss Carryforward                                            564             346
                     Other                                                                       49              31
                                                                                        -----------      ----------

                         Total Deferred Tax Assets                                              894             754
                                                                                        -----------      ----------
                  Deferred Tax Liabilities
                     Property and Equipment and Depreciation                                      3              26
                     FHLB Stock                                                                  74              66
                     Other                                                                      --              --
                                                                                        -----------      ----------

                         Total Deferred Tax Liabilities                                          77              92
                                                                                        -----------      ----------

                  Net Deferred Tax Assets (Liabilities)                                         817             662
                  Deferred Tax Valuation Reserve                                                194             199
                                                                                        -----------      ----------

                     Total Net Deferred Tax Asset (Liability)                           $       623      $      463
                                                                                        ===========      ==========

                  Included in retained earnings at December 31, 2001 and 2000 is approximately $1,309,000 in bad debt reserves for, which no deferred Federal income tax liability has been recorded. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $445,000 for December 31, 2001 and 2000.

NOTE K

         COMPREHENSIVE INCOME

                  Comprehensive income was comprised of changes in the Company's unrealized holding gains or losses on securities available-for-sale during 2001, 2000 and 1999. The following represents the tax effects associated with the components of comprehensive income.

                                                                                        Years Ended
                                                                                        December 31,
                                                                        -------------------------------------------
                                                                           2001            2000           1999
                                                                        ------------   ------------    ------------
                  Gross Unrealized Holding Gains (Losses)
                     Arising During the Period                          $        403   $        661    $     (1,381)
                  Tax (Expense) Benefit                                         (137)          (225)            470
                                                                        -------------  -------------   ------------

                                                                                 266            436            (911)
                                                                        ------------   ------------    -------------

                  Reclassification Adjustment for Gains
                     (Losses) Included in Net Income                              (7)            (3)           --
                  Tax (Expense) Benefit                                            2              1            --
                                                                        ------------   ------------    ------------

                                                                                  (5)            (2)           (911)
                                                                        -------------  -------------   ------------

                  Net Unrealized Holding Gains (Losses)
                     Arising During the Period                          $        261   $        434    $       (911)
                                                                        ============   ============    =============

NOTE L

         ADVANCES FROM FEDERAL HOME LOAN BANK

                  Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by a blanket floating lien on mortgage backed securities held in safekeeping. Total interest expense recognized in 2001, 2000 and 1999, respectively, was $27,000, $162,000 and $7,000.

                  There were no outstanding advances from the FHLB as of December 31, 2001. As of December 31, 2000, outstanding advances from the FHLB totaled $3,000,000 at 6.598%, maturing February 20, 2001.


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

                  The following table sets out the Bank's various regulatory capital categories at December 31, 2001 and 2000.

                                                            2001                                2000
                                               -----------------------------        ----------------------------
                                                  Dollars         Percentage           Dollars        Percentage
                                               ------------       ----------        -------------     ----------
                                                (thousands)                          (thousands)

         Tangible Capital                      $      6,473         12.51%           $      6,827        13.85%
         Tangible Equity                       $      6,473         12.51%           $      6,827        13.85%
         Core/Leverage Capital                 $      6,473         12.51%           $      6,827        13.85%
         Tier 1 Risk-Based Capital             $      6,473         23.59%           $      6,827        36.83%
         Total Risk-Based Capital              $      6,816         24.84%           $      7,065        38.12%

NOTE N

         REGULATORY CAPITAL

                  The following is a reconciliation of generally accepted accounting principles (GAAP) net income and capital to regulatory capital for the Bank. The following reconciliation also compares the capital requirements as computed to the minimum capital requirements for the Bank (in thousands).

                                                              Net Loss                            Capital
                                                             Year Ended                            as of
                                                          December 31, 2001                  December 31, 2001
                                                          -----------------                  -----------------

                  Per GAAP                                    $   (402)                              $ 6,448
                                                              =========                              =======

                  Total Assets                                                                       $51,716
                                                                                                     =======

                  Capital Ratio                                                                        12.47%

                                                                       Core/          Tier 1              Total
                                      Tangible        Tangible       Leverage       Risk-Based         Risk-Based
                                       Capital         Equity         Equity          Capital            Capital
                                      ---------       --------       --------        ---------          ---------

         Per GAAP                    $    6,448     $    6,448       $   6,448      $    6,448         $   6,448
         Assets Required
             to be Added
               Unrealized Loss
                 on Securities
                 Available-
                 for-Sale                    25             25              25              25                25
               General Valuation
                 Allowance                 --             --              --              --                 343
                                     ----------     ----------       ---------      ----------         ---------

         Regulatory Capital
             Measure                 $    6,473     $    6,473       $   6,473      $    6,473         $   6,816
                                     ==========     ==========       =========      ==========         =========

         Adjusted Total
             Assets                  $   51,741     $   51,741       $  51,741
                                     ==========     ==========       =========

         Risk-Weighted
             Assets                                                                 $   27,436         $  27,436
                                                                                    ==========         =========

         Capital Ratio                    12.51%         12.51%          12.51%          23.59%            24.84%

         Required Ratio                    1.50%          2.00%           3.00%           4.00%             8.00%

         Required Capital            $      776                      $   1,552                         $   2,195
                                     ==========                      =========                         =========

         Excess Capital              $    5,697                      $   4,921                         $   4,621
                                     ==========                      =========                         =========

NOTE O

         RELATED PARTY TRANSACTIONS

                  The Company leases its main office from one of its shareholders under an operating lease expiring April 1, 2006. The annual rental payment through April 1, 2002 is $51,000. The annual rental payment is adjusted by changes in the Consumer Price Index but in no case will be less than $45,000 per year.


NOTE P

         EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

                  During 1996, the Company sponsored an employee stock ownership plan that covers all employees of the Bank who have completed one year of service and have attained the age of 21. The Bank may contribute to the Plan such amount as shall be determined by the Bank. All dividends received by the ESOP are either used to pay debt service or credited to the participant accounts at the discretion of the administrator. The ESOP shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was approximately $43,000, $38,000 and $49,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The ESOP shares as of December 31, 2001 and 2000 were as follows:

                                                         2001            2000
                                                      -----------    -----------


                  Allocated Shares                         25,153         19,815
                  Shares Released for Allocation            5,338          5,338
                  Unreleased Shares                        21,351         26,689
                                                      -----------    -----------

                  Total ESOP Shares                        51,842         51,842
                                                      ===========    ===========

                  Fair Value of Unreleased Shares     $   184,000    $   204,000
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

NOTE Q

         RECOGNITION AND RETENTION PLAN

                  On July 18, 1997, the Company established a Recognition and Retention Plan as an incentive to retain personnel of experience and ability in key positions. The Bank approved a total of 25,921 shares of stock of the Company to be acquired for the Plan, of which 4,555 have been allocated for distribution to key employees and directors. As shares are acquired for the plan, the purchase price of these shares is recorded as unearned compensation, a contra equity account. As the shares are distributed, the contra equity account is reduced.

                  Plan share awards are earned by recipients at a rate of 20% of the aggregate number of shares covered by the plan over five years. If the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of plan share award for any reason, the recipient shall forfeit the right to any shares subject to the award which have not been earned. The total cost associated with the plan is based on the market price of the stock as of the date on which the plan shares were granted. Compensation expense pertaining to the Recognition and Retention plan was $6,000 and $12,000 for the years ended December 31, 2001 and 2000, respectively.

                  A summary of the changes in restricted stock follows:

                                                      Unawarded       Awarded
                                                       Shares          Shares
                                                    -----------    ------------

                  Balance January 1, 2000                22,452           1,773
                  Forfeited                                --              --
                  Earned and Issued                        --              (871)
                                                    -----------    ------------

                  Balance December 31, 2000              22,452             902
                  Forfeited                                 280            (280)
                  Awarded                                  (350)            350
                  Earned and Issued                        --              (486)
                                                    -----------    ------------

                  Balance December 31, 2001              22,382             486
                                                    ===========    ============


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

NOTE R

                  The following table summarizes the activity related to stock options:

                                                 Exercise            Available            Options
                                                   Price             for Grant          Outstanding
                                                   -----             ---------          -----------

                  At Inception                   $   --                   64,802                 --
                  Granted                                                    --                  --
                  Canceled                                                   --                  --
                  Exercised                                                  --                  --
                                                                    ------------         -----------

                  At December 31, 2001                                    64,802                 --
                                                                    ============         ===========


NOTE S

         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

                  In the normal course of business, various commitments and contingent liabilities are outstanding, such as commitments to extend credit and stand-by letters of credit which are not reflected on the Bank's financial statements. Management does not anticipate any material loss as a result of these transactions. Commitments to extend credit totaled approximately $3,357,000 and $3,395,000, and stand-by letters of credit totaled $-0- and $-0- at December 31, 2001 and 2000, respectively.

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

NOTE T

                  Estimated fair values of the financial instruments are as follows (in thousands):


                                                                                         December 31, 2001
                                                                                -----------------------------------
                                                                                    Carrying             Fair
                                                                                     Amount              Value
                                                                                 ---------------   ----------------
                  Financial Assets
                    Cash and Short-Term Investment                              $         6,437    $          6,437
                    Investment Securities                                                   367                 367
                    Loans and Mortgage Backed Securities                                 42,473              41,602
                  Financial Liabilities
                    Deposits                                                    $        44,861    $         45,644
                  Commitments to Extend Credit                                  $         3,357    $          3,357


                                                                                         December 31, 2000
                                                                                -----------------------------------
                                                                                    Carrying             Fair
                                                                                     Amount              Value
                                                                                 ---------------   ----------------
                  Financial Assets
                    Cash and Short-Term Investment                              $         2,043    $          2,043
                    Investment Securities                                                 5,183               5,183
                    Loans and Mortgage Backed Securities                                 39,250              38,410
                  Financial Liabilities
                    Deposits                                                    $        38,730    $         39,043
                    Advances from FHLB                                                    3,000               3,000
                  Commitments to Extend Credit                                  $         3,395    $          3,395


NOTE U

         CONCENTRATION OF CREDIT RISK

                  All of the Bank's loans and commitments have been granted to customers in the greater New Orleans area.

                  The Bank also had deposits in other well-capitalized financial institutions which exceed the federally insured limits.

NOTE V

         LEASES

                  The Bank leases one of its branch locations from non-related parties. The lease is for a five-year term, with a monthly rental of $4,400. The lease provides for two five-year renewal options. Total minimum rental commitment at December 31, 2001 is as follows:

                December 31,

                     2002                       $       52,800
                     2003                               52,800
                     2004                               11,000
                                                --------------

                                                $      116,600
                                                ==============

                  For the years ended December 31, 2001, 2000 and 1999, $102,000, $100,000 and $87,000 was charged to rent expense, respectively.

                  The Bank is the lessor of an other real estate property under a non-cancelable lease expiring in July, 2002. Total minimum future rental income as of December 31, 2001 is $12,000.

NOTE W

         EARNINGS PER COMMON SHARE

                  Earnings per share are computed using the weighted average number of shares outstanding, which was 479,000 in 2001 and 472,707 in 2000.

NOTE X

         REGULATORY MATTERS

                  On October 4, 2000, the Office of Thrift Supervision (OTS) issued an order to "Cease and Desist" (the Order) to the Bank. The Order was issued by the OTS as a result of their examination of the Bank as of April 10, 2000. The Order is an arrangement between the Bank and the OTS in which the Bank agrees to perform, among other things, the following within specified time periods:

                  (e) the Bank shall appoint a permanent compliance officer;
                  (f) the Bank shall develop written policies and procedures for compliance in consumer lending, and for training lending personnel in these policies and procedures and in consumer compliance laws;
                  (g) the Bank shall establish a plan for internal controls and procedures to ensure compliance with compliance regulations, and provide an ongoing monitoring program to assess the effectiveness and progress of compliance controls;
                  (h) the Bank shall review all outstanding loans made since the last OTS compliance examination, dated June 23, 1997 to determine certain compliance matters for reporting to the OTS.

NOTE X

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

NOTE Y

         CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY


                                        ALGIERS BANCORP, INC.
                                       CONDENSED BALANCE SHEET
                                       (Dollars in Thousands)

                                               ASSETS

                                                                            December 31,
                                                                         -----------------
                                                                          2001       2000
                                                                         ------     ------

Cash and Cash Equivalents                                                $   16     $  135
Investments Available-for-Sale, at Fair Value                              --           51
Investment in Subsidiaries                                                6,334      6,536
ESOP Loan Receivable                                                        256        309
Receivable from Subsidiaries                                                 82        134
Income Tax Receivable                                                      --         --
Other Assets                                                                174        363
                                                                         ------     ------

           Total Assets                                                  $6,862     $7,528
                                                                         ======     ======


                                LIABILITIES AND STOCKHOLDERS' EQUITY

Due to Subsidiary                                                        $  105     $  534
Other Liabilities                                                             6          6

           Total Liabilities                                                111        540

Total Stockholders' Equity                                                6,751      6,988
                                                                         ------     ------

           Total Liabilities and Stockholders' Equity                    $6,862     $7,528
                                                                         ======     ======

NOTE Y
         CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

                         ALGIERS BANCORP, INC.
                       STATEMENTS OF OPERATIONS
                        (Dollars in Thousands)


                                                               For The Years Ended
                                                                  December 31,
                                                          ---------------------------
                                                           2001       2000      1999
                                                          -----      -----      -----
INTEREST INCOME
     Mortgage-Backed Securities                           $--        $--        $   1
     ESOP Loan                                               24         28         33
     Investment Securities                                    1          3          7
     Loans and Fees                                        --            1          9
                                                          -----      -----      -----
           Total Interest Income                             25         32         50
                                                          -----      -----      -----
INTEREST EXPENSE
     Bank Advances                                         --         --            5
                                                          -----      -----      -----
           Total Interest Expense                          --         --            5
                                                          -----      -----      -----
NET INTEREST INCOME                                          25         32         45

NON-INTEREST INCOME
     Income (Loss) in Subsidiary-Algiers Bank & Trust      (402)      (417)      (286)
     Loss in Subsidiary-Algiers.com, Inc.                   (95)      (100)       (37)
     Miscellaneous Income                                     5          1          4
                                                          -----      -----      -----
           Total Non-Interest Income (Loss)                (492)      (516)      (319)
                                                          -----      -----      -----
NON-INTEREST EXPENSES
     Loss on Sale of Investment Securities                   24         12       --
     General and Administrative                             107         82        116
                                                          -----      -----      -----
           Total Non-Interest Expenses                      131         94        116
                                                          -----      -----      -----
LOSS BEFORE FEDERAL
     INCOME TAX BENEFIT                                    (574)      (578)      (390)

FEDERAL INCOME TAX BENEFIT                                  (26)       (10)       (23)
                                                          -----      -----      -----
NET LOSS                                                  $(548)     $(568)     $(367)
                                                          =====      =====      =====

NOTE Y


                              ALGIERS BANCORP, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                 For The Years Ended
                                                                                    December 31,
                                                                          ---------------------------------
                                                                            2001        2000         1999
                                                                          -------      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                              $  (548)     $  (568)     $  (367)
    Adjustments to Reconcile Net Loss to Net
       Cash Used in Operating Activities:
          Increase (Decrease) in Due to Subsidiaries                         (429)         362         (572)
          Gain on Sale of Real Estate Owned                                  --           --             (2)
          Loss on Sale of Investment Securities - Available-for-Sale           23           12         --
          (Increase) Decrease in Income Tax Receivable                       --            105          (77)
          (Increase) Decrease in Other Assets                                 183         (255)         (61)
          Increase (Decrease) in Due from Subsidiaries                         52          (93)         (41)
          Increase (Decrease) in Other Liabilities                           --              3           (7)
                                                                          -------      -------      -------
             Net Cash Used in Operating Activities                           (719)        (434)      (1,127)
                                                                          -------      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in Loans Receivable - Net                                       --           --            121
    Proceeds from Sales of Investment Securities - Available-for-Sale          48           59         --
    Maturities of Mortgage-Backed Securities - Available-for-Sale            --           --             67
    Proceeds from Sales of Real Estate Owned                                 --           --             64
    Investment in Subsidiaries                                                497          517          323
                                                                          -------      -------      -------
             Net Cash Provided by Investing Activities                        545          576          575
                                                                          -------      -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution of Additional Paid-in Capital                               --           --             (5)
    Dividends Paid                                                           --            (75)        (102)
    MRP Trust Shares Aquired from Treasury                                      2         --           --
    Purchases of Treasury Stock                                              --           --           (148)
    Repayments of ESOP Loan                                                    53           49           46
                                                                          -------      -------      -------
             Net Cash Provided by (Used in) Financing Activities               55          (26)        (209)
                                                                          -------      -------      -------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                         (119)         116         (761)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                 135           19          780
                                                                          -------      -------      -------
CASH AND CASH EQUIVALENTS - END OF YEAR                                   $    16      $   135      $    19
                                                                          =======      =======      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash Paid During the Year for Interest                             $  --        $  --        $     5

Item 8.  Changes in and Disagreements With Accountants on Accounting and
-------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         None.

PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act.
         --------------------------------------------------

         The information required by this item will be included in the Company's definitive proxy statement in connection with its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 10. Executive Compensation.
--------------------------------

      The information required by this item will be included in the Company's definitive proxy statement in connection with its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

         The information required by this item will be included in the Company's definitive proxy statement in connection with its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

         The information required by this item will be included in the Company's definitive proxy statement in connection with its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Exhibits, List and Reports on Form 8-K.
-------------------------------------------------

         (a) Exhibits. Reference is made to the Exhibit Index beginning on page E-1 hereof.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ALGIERS BANCORP, INC.


                                  By:              /S/ Thomas L. Arnold, Sr.
                                        ----------------------------------------
                                                        Thomas L. Arnold, Sr.
                                                        Chairman of the Board


                                  Date:  March 27, 2002


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                              Title                                       Date
-----                                             -----                                       -----

      /S/ Thomas L. Arnold, Sr.                   Chairman of the Board                       March 27, 2002
-----------------------------------------
         Thomas L. Arnold, Sr..


          /S/ Eugene J. Harris                    Acting President, Chief Financial Officer,
-----------------------------------------                and Director                         March 27, 2002
            Eugene J. Harris


              /S/ Thu Dang                        Director                                    March 27, 2002
-----------------------------------------
                Thu Dang


          /S/ John H. Gary, III                   Director                                    March 27, 2002
-----------------------------------------
            John H. Gary, III


          /S/ Francis M. Minor                    Executive Vice-President and Director       March 27, 2002
--------------------------------
            Francis M. Minor


            /S/ Janice H. Ray                     Corporate Secretary and Director            March 27, 2002
-----------------------------------------
              Janice H. Ray


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