Form 10QSB
period 2002-03-31
ALGIERS BANCORP INC
filed 2002-05-13
CIK 1011296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


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

                    Issuer's telephone number: (504) 367-8221

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                              ---   ---

Number of shares of Common Stock outstanding on May 10, 2002: 506,348


Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

                              ALGIERS BANCORP, INC.
                       QUARTERLY REPORT ON FORM 10-QSB FOR
                        THE QUARTER ENDED MARCH 31, 2002


                                                                                                               PAGE
PART I - FINANCIAL INFORMATION
     Interim Financial Information required by Rule 10-01 of Regulation S-X and
     Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

         Item 1.  Financial Statements

              Consolidated Statements Of Financial Condition (Unaudited) at
              March 31, 2002 and December 31, 2001...............................................                 1

              Consolidated Statements Of Operations (Unaudited) For the Three
              Months Ended March 31, 2002 and 2001...............................................                 3

              Consolidated Statements Of Cash Flows (Unaudited) For the
              Three Months Ended March 31, 2002 and 2001.........................................                 5

              Notes to Consolidated Financial Statements.........................................                 7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................                 8

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K...............................................                12

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                         March 31,  December 31,
                                                           2002         2001
                                                         -------      -------
                                                       (Unaudited)
                                                             (In Thousands)


Cash and Cash Equivalents                                $ 2,133       $ 1,964
Interest-Bearing Deposits in Other Banks                   4,202         4,473
Investments Available-for-Sale - at Fair Val(Note 2)         362           367
Loans Receivable - Net                                    28,350        28,112
Mortgage-Backed Securities - Available-for-Sale -
       at Fair Value  (Note 2)                            13,431        14,361
Stock in Federal Home Loan Bank                              614           609
Accrued Interest Receivable                                  223           251
Real Estate Owned - Net                                      203           203
Office Properties and Equipment, at Cost - Furniture,
       Fixtures and Equipment, Less Accumulated
       Depreciation of $612 and $831,  respectively          658           690
Prepaid Expenses                                              67            40
Deferred Taxes                                               667           623
Other Assets                                                  43           199
                                                         -------       -------
                   Total Assets                          $50,953       $51,892
                                                         =======       =======




The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          March 31, December 31,
                                                            2002        2001
                                                          --------    --------
                                                         (Unaudited)
          LIABILITIES                                         (In Thousands)
Deposits:
    Interest Bearing                                      $ 42,538     $ 43,411
    Non-Interest Bearing                                     1,505        1,450
Advance Payments from Borrowers for
    Insurance and Taxes                                         39           57
Accrued Interest Payable on Depositors' Accounts                 9            9
Due to Affiliates                                              427          345
Other Liabilities                                               73           79
                                                          --------     --------

                                                            44,591       45,351
Minority Interest in Subsidiary                               (253)        (210)
                                                          --------     --------

          Total Liabilities                                 44,338       45,141
                                                          --------     --------


          STOCKHOLDERS' EQUITY

Preferred Stock - Par Value $.01; 5,000,000 Shares
    Authorized; 0 Shares Issued and Outstanding                 --           --
Common Stock - Par Value $.01
    10,000,000 Shares Authorized, 648,025  Issued Shares         6            6
Paid-in Capital in Excess of Par                             6,108        6,108
Retained Earnings                                            2,616        2,716
Treasury Stock - 141,677 Shares, at Cost                    (1,821)      (1,821)
Accumulated Other Comprehensive Income (Loss)                  (61)         (25)
                                                          --------     --------
                                                             6,848        6,984
                                                          --------     --------

          Less: Unearned ESOP Shares                          (214)        (214)
                       Unearned MRP Shares                     (19)         (19)
                                                          --------     --------
                                                              (233)        (233)
                                                          --------     --------

          Total Stockholders' Equity                         6,615        6,751
                                                          --------     --------

          Total Liabilities and Stockholders' Equity      $ 50,953     $ 51,892
                                                          ========     ========



The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                      March 31,        March 31,
                                                       2002              2001
                                                       ----              ----
                                                   (Unaudited)       (Unaudited)
                                                          (In Thousands)
INTEREST INCOME
    Loans                                           $   673           $   390
    Mortgage-Backed Securities                          177               314
    Investment Securities                                 3                81
    Other Interest-Earning Assets                        20                58
                                                    -------           -------
          Total Interest Income                         873               843
                                                    -------           -------
INTEREST EXPENSE
    Deposits                                            442               531
    FHLB Advances                                        --                27
                                                    -------           -------
          Total Interest Expense                        442               558
                                                    -------           -------
NET INTEREST INCOME BEFORE
    PROVISION  FOR  LOAN LOSSES                         431               285

PROVISION FOR LOAN LOSSES                                --                --
                                                    -------           -------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                           431               285
                                                    -------           -------

NON-INTEREST INCOME
    Service Charges and Fees                             77                47
    Miscellaneous Income                                 17                12
                                                    -------           -------

          Total Non-Interest Income                      94                59
                                                    -------           -------



The accompanying notes are an integral part of these consolidated financial statements.

            ALGIERS BANCORP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                                            Three Months Ended
                                                           March 31,   March 31,
                                                            2002        2001
                                                          -------      -------
                                                        (Unaudited)  (Unaudited)
                                                            (In Thousands)

NON-INTEREST EXPENSES
    Compensation and Benefits                             $    41      $   322
    Occupancy and Equipment                                    90          105
    Computer                                                   17           12
    Professional Services                                      29           25
    Real Estate Owned Expenses                                  1            1
    Loss on Sale of Securities                                 --            8
    Other                                                     147           86
                                                          -------      -------
       Total Non-Interest Expense                             694          559
                                                          -------      -------
LOSS  BEFORE INCOME TAXES
    AND MINORITY INTEREST                                    (169)        (215)

FEDERAL INCOME TAX BENEFIT                                    (26)         (44)
                                                          -------      -------

LOSS BEFORE MINORITY INTEREST                                (143)        (171)

MINORITY INTEREST IN SUBSIDIARY                                43           37
                                                          -------      -------

NET LOSS                                                     (100)        (134)

OTHER COMPREHENSIVE INCOME-
    NET OF INCOME TAX

    Unrealized Gains (Losses) on Securities                   (36)         196
                                                          =======      =======

COMPREHENSIVE INCOME (LOSS)                               $  (136)     $    62
                                                          =======      =======

LOSS PER SHARE
    Basic                                                 $ (0.21)    $  (0.28)
                                                          =======      =======
    Fully Diluted                                         $ (0.21)    $  (0.28)
                                                          =======      =======



The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Three Months Ended
                                                                                      March 31,         March 31,
                                                                                        2002              2001
                                                                                      -------            -------
                                                                                    (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES                                                       (In Thousands)
    Net Loss                                                                          $  (100)           $  (134)
    Adjustments to Reconcile Net Loss to Net
       Cash Provided by (Used in) Operating Activities:
          Depreciation and Amortization                                                    33                 49
          Premium Amortization Net of Discount Accretion                                   17                (16)
          Stock Dividend - FHLB                                                            (5)                16
          ESOP and  MRP Expense                                                            --                  9
          Increase in Accrued Interest Payable                                             --                  5
          Increase (Decrease) Increase  in Other Liabilities                               (6)               (21)
          Decrease in Accrued Interest Receivable                                          28                (12)
          Increase in Unearned Interest                                                    (4)                 3
          Increase in Other Assets                                                        156                174
          Increase in Deferred Loan Fees                                                   (5)                 6
          (Increase) Decrease in Prepaid Expenses                                         (27)               (56)
          Increase in Due to Affiliates                                                    82               (145)
          Decrease in Minority Interest                                                   (43)                90
          Loss on Sale of Securities                                                       --                  8
          Increase in Prepaid Income Taxes                                                 --                (54)
          (Increase) Decrease in Deferred Income Taxes                                    (25)               115
                                                                                      -------            -------
             Net Cash Provided by (Used in) Operating Activities                          101                 37
                                                                                      -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities of Investment Securities - Available-for-Sale                                5                378
    Proceeds from Sale of Investment Securities - Available-for-Sale                       --                 48
    Purchases of Mortgage- Backed Securities - Available-for-Sale                          --                 --
    Maturities of Mortgage-Backed Securities - Available-for-Sale                         858                945
    Proceeds from Sale of Mortgage Backed Securities - Available-for-Sale                  --              8,322
    Principal Collected on Loans                                                        4,115              1,342
    Loans Made to Customers                                                            (4,344)            (3,117)
    Purchase of Furniture and Fixtures                                                     (1)               (81)
                                                                                      -------            -------
             Net Cash Provided by (Used In) Investing Activities                          633              7,837
                                                                                      -------            -------




The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                             Three Months Ended
                                                                         March 31,           March 31,
                                                                           2002                2001
                                                                         -------              -------
                                                                       (Unaudited)          (Unaudited)
                                                                               (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
    Net Increase (Decrease) in Deposits                                  $  (818)             $(2,913)
    Net Increase (Decrease) in Advances from
       Borrowers for Taxes and Insurance                                     (18)                   9
                                                                         -------              -------
             Net Cash Provided by  (Used in) Financing Activities           (836)              (2,904)
                                                                         -------              -------

NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                                   (102)               4,970

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                              6,437                2,043
                                                                         -------              -------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                $ 6,335              $ 7,013
                                                                         =======              =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash Paid During the Period for:
       Interest                                                          $   442              $   558
       Income Taxes                                                      $    --              $    --

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
       Dividends Declared                                                $    --              $    --
       Real Estate Owned Acquired Through Foreclosure                    $    --              $    67




The accompanying notes are an integral part of these consolidated financial statements.

                              Algiers Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2002

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

Note 2 - Available for Sale Securities -

            Investments and mortgage-backed securities available-for-sale at March 31, 2002 and December 31, 2001, respectively, are summarized as follows (in thousands):

                                        March 31, 2002                               December 31, 2001
                                        --------------                               -----------------
                                      Gross        Gross                              Gross       Gross
                         Amortized  Unrealized  Unrealized      Fair     Amortized  Unrealized  Unrealized     Fair
                           Cost        Gains      Losses       Value       Cost       Gains       Losses       Value
                          -------     -------     -------     -------     -------     -------     -------     -------
Investments               $   365     $    --     $     3     $   362     $   370     $    --     $     3     $   367
                          =======     =======     =======     =======     =======     =======     =======     =======
GNMA Certificates         $ 1,316     $     8     $     5     $ 1,319     $ 1,391     $     8     $     4     $ 1,395
FNMA Certificates           9,758          12          87       9,683      10,412          43          65      10,390
FHLMC Certificates          2,447           1          19       2,429       2,592           2          18       2,576
                          -------     -------     -------     -------     -------     -------     -------     -------
                          $13,521     $    21     $   111     $13,431     $14,395     $    53     $    87     $14,361
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

            As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $13,000 for the three months ended March 31, 2002 based on the annual release of shares.

Note 4 - Management Recognition Plan -

            On July 18, 1997, the Company established a Recognition and Retention Plan (the "Plan") as an incentive to retain personnel of experience and ability in key positions. The Bank approved a total of 25,921 shares of stock to be acquired for the Plan, of which 4,555 have been allocated for distribution to key employees and directors. As shares are acquired for the Plan, the purchase price of these shares is recorded as unearned compensation, a contra equity account. As the shares are distributed, the contra equity account is reduced.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

            The following discussion compares the consolidated financial condition of Algiers Bancorp, Inc. and Subsidiaries at March 31, 2002 to December 31, 2001 and the results of operations for the three months ended March 31, 2002 with the same period in 2001. Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

CHANGES IN FINANCIAL CONDITION

            Total assets decreased $939,000 or 1.8% from $51.9 million at December 31, 2001 to $50.9 million at March 31, 2002. The decrease in assets is primarily due to a decrease in deposits and mortgage-backed securities.

            Interest-earning deposits in other banks and investments was $4.6 million at March 31, 2002 and $4.8 million at December 31, 2001. This decrease was due to a decrease in balances held by FHLB and Federal Reserve Bank.

            The mortgage-backed securities portfolio decreased $930,000 or 6.5% from $14.4 million at December 31, 2001 to $13.4 million at March 31, 2002, as the amount of mortgage-backed securities maturing totaled $858,000 and unrealized market value adjustments decreased $55,000. Mortgage-backed securities amounted to $13.4 million or 26.4% of total assets at March 31, 2002, compared to $14.4 million or 27.7% of total assets at December 31, 2001.

            The Bank's loan portfolio increased $238,000 or .9% over the past three months from $28.1 million at December 31, 2001 to $28.3 million at March 31, 2002.

            Total deposits decreased $818,000 or 1.8% to $44.0 million at March 31, 2002 from $44.9 million at December 31, 2001. The decrease was primarily in certificate of deposit accounts.

            Total stockholders' equity decreased by $136,000 during the past three months. This decrease was due to a decrease in accumulated other comprehensive income of $36,000, and a net loss for the period of $100,000. Stockholders' equity at March 31, 2002 totaled $6.8 million or 13.4% of total assets compared to $7.0 million or 13.5% of total assets at December 31, 2001.

RESULTS OF OPERATIONS

            The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage-backed securities, loans and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. For the three months ended March 31, 2002, net interest income before provision for loan losses was less than total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, federal insurance premiums, and miscellaneous other expenses.

            The Company's net loss for the three months ended March 31, 2002 decreased $34,000 or 25.4% compared to the three months ended March 31, 2001. The decrease was due to a decrease of $116,000 or 20.8% in interest expense, an increase of $35,000 or 59.3% in non-interest income, and an increase of $30,000 or 3.6% in interest income, partially offset by an increase of $135,000 or 24.2% in non-interest expense.

            Total interest income increased by $30,000 or 3.6% during the three months ended March 31, 2002 compared to the three months ending March 31, 2001, due to an increase of $1.8 million or 4.0% in average interest-earning assets, partially offset by a decrease in the average yield on interest earning assets from 7.4% in the first three months of 2001 to 7.3% in the first three months of 2002. The increase in the average balance was primarily due to increases in loans and interest bearing deposits in other banks partially offset by sales and principal pay-downs on mortgage backed securities and investments exceeding repurchases. Total interest expense decreased by $116,000 or 20.8% in the three months ending March 31, 2002 compared to the three months ending March 31, 2001, primarily due to a decrease in the average rate on interest-bearing liabilities to 4.1% from 5.3% over the same period in 2001, partially offset by an increase in average interest-bearing liabilities of $901,000 or 2.1% in the first three months of 2002 over the comparable 2001 period.

            The increased net interest income of $146,000 was due to an increase in the average interest rate spread to 3.2% in the first three months of 2002 from 2.1% in the first three months of 2001 and an increase of $936,000 or 25.0% in net average interest-earning assets in the three months ended March 31, 2002 over the comparable 2001 period. The average yield on interest-earning assets decreased to 7.3% during the three months ended March 31, 2002 compared to 7.4% during the three months ended March 31, 2001. The decreased yield on assets was primarily due to an decrease in the average rate earned on interest bearing deposits in other banks and mortgaged-backed securities. The average rate on deposits decreased from 5.3% during the first three months of 2001 to 4.1% during the first three months of 2002.

            During the quarter ended March 31, 2002 compared to the same period of 2001, non-interest income increased $35,000 due to a increase of $30,000 in service charges and fees.

            The Bank had no provision or credit for loan losses in the three months ended March 31, 2002 and 2001. Total non-performing loans at March 31, 2002 was $321,000 and December 31, 2001 was $900,000 and the allowance for loan losses at March 31, 2002 was $402,000 and December 31, 2001 was $415,000.

            The $135,000 increase in total non-interest expense in the three months ended March 31, 2002 was due to a $88,000 increase in compensation and benefits related to the increased loan business, a $61,000 increase in other expenses, offset by a $15,000 decrease in occupancy and equipment.

            The $18,000 or 40.9% decrease in income tax benefit was primarily due to a decrease of $52,000 in pre-tax loss for the three months ended March 31, 2002 from the comparable 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

            All savings institutions are required to maintain an average daily balance of liquid assets in accordance with management's policy. The average daily balance is based on a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time depending upon economic conditions and savings flows of the savings institution. At March 31, 2002, the Bank's liquidity was 44.2%.

            The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0%, and 8.0%, respectively. At March 31, 2002, the Bank's tangible and core capital both amounted to $6.4 million or 12.6% of adjusted total assets of $50.9 million, and the Bank's risk-based capital amounted to $6.8 million or 22.0% of adjusted risk-weighted assets of $30.9 million.

            As of March 31, 2002, the Bank's unaudited regulatory capital requirements are as indicated in the following table:

                                        Tangible         Core       Risk-Based
                                        Capital         Capital       Capital
                                       ----------      ---------     ---------

                                          (Dollars in Thousands)

GAAP Capital                               6,361          6,361         6,361
Additional Capital Items:
      General Valuation Allowance              -              -           385
      Unrealized Loss on Securities -
         Available for Sale                   61             61            61
                                       ----------      ---------     ---------
Regulatory Capital                         6,422          6,422         6,807

Minimum Capital Requirement                  763          1,526         2,469
                                       ----------      ---------     ---------
Regulatory Capital Excess                  5,659          4,896         4,338
Regulatory Capital as a Percentage         12.58 %        12.58 %       21.99 %
Minimum Capital Required as
      a Percentage                          1.50 %         3.00 %        8.00 %

            Based on the above capital ratios, the Bank meets the criteria for a "well capitalized" institution at March 31, 2002. The Bank's management believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy of the Bank's area, could adversely affect future earnings.

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


         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2002.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ALGIERS BANCORP, INC.



Date:  May 10, 2002                              By:  /s/ Eugene J. Harris
                                                    ----------------------------
                                                          Eugene J. Harris
                                                          President and CEO