Form 10QSB
period 2002-06-30
ALGIERS BANCORP INC
filed 2002-08-12
CIK 1011296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  X         QUARTERLY REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE
-----       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


_____ TRANSITION REPORT UNDER SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13(a) or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Number of shares of Common Stock outstanding on August 7, 2002: 506,523

Transitional Small Business Disclosure Format (check one): Yes ___  No  X

                              ALGIERS BANCORP, INC.
                       QUARTERLY REPORT ON FORM 10-QSB FOR
                         THE QUARTER ENDED JUNE 30, 2002

                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

     Interim Financial Information required by Rule 10-01 of Regulation
     S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

         Item 1.  Financial Statements

              Consolidated Statements Of Financial Condition (Unaudited) at
              June 30, 2002 and December 31, 2001................................................   1

              Consolidated Statements Of Operations (Unaudited) For the Three
              and Six Months Ended June 30, 2002 and 2001........................................   3

              Consolidated Statements Of Cash Flows (Unaudited) For the
              Six Months Ended June 30, 2002 and 2001............................................   5

              Notes to Consolidated Financial Statements.........................................   7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................   8

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K...............................................  12

         EXHIBIT 99  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.....  13

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                          June 30,          December 31,
                                                                            2002                 2001
                                                                         -----------        ------------
                                                                         (Unaudited)
                                                                                 (In Thousands)
Cash and Cash Equivalents                                                $ 1,650                $ 1,964
Interest-Bearing Deposits in Other Banks                                   1,293                  4,473
Investments Available-for-Sale - at Fair Value (Note 2)                      357                    367
Loans Receivable - Net                                                    28,542                 28,112
Mortgage Loans Held for Resale                                              --                     --
Mortgage-Backed Securities - Available-for-Sale -
       at Fair Value  (Note 2)                                            16,244                 14,361
Stock in Federal Home Loan Bank                                              618                    609
Accrued Interest Receivable                                                  238                    251
Real Estate Owned - Net                                                      203                    203
Office Properties and Equipment, at Cost - Furniture,
       Fixtures and Equipment, Less Accumulated
       Depreciation of $646 and $831,  respectively                          644                    690
Prepaid Expenses                                                              45                     40
Deferred Taxes                                                               673                    623
Other Assets                                                                  36                    199
                                                                         -------                -------
                   Total Assets                                          $50,543                $51,892
                                                                         =======                =======

The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             June 30,           December 31,
                                                                               2002                 2001
                                                                           -----------          ------------
          LIABILITIES                                                      (Unaudited)
                                                                                    (In Thousands)
Deposits:
    Interest Bearing                                                        $ 42,389               $ 43,411
    Non-Interest Bearing                                                       1,232                  1,450
Advance Payments from Borrowers for
    Insurance and Taxes                                                           41                     57
Accrued Interest Payable on Depositors' Accounts                                   9                      9
Due to Affiliates                                                                408                    345
Other Liabilities                                                                133                     79
                                                                            --------               --------
                                                                              44,212                 45,351
Minority Interest in Subsidiary                                                 (239)                  (210)
                                                                            --------               --------
          Total Liabilities                                                   43,973                 45,141
                                                                            --------               --------

          STOCKHOLDERS' EQUITY

Preferred Stock - Par Value $.01; 5,000,000 Shares
    Authorized; 0 Shares Issued and Outstanding                                 --                     --
Common Stock - Par Value $.01
    10,000,000 Shares Authorized, 648,025  Issued Shares                           6                      6
Paid-in Capital in Excess of Par                                               6,108                  6,108
Retained Earnings                                                              2,531                  2,716
Treasury Stock - 141,502 Shares, at Cost                                      (1,821)                (1,821)
Accumulated Other Comprehensive Income (Loss)                                    (21)                   (25)
                                                                            --------               --------
                                                                               6,803                  6,984
                                                                            --------               --------
          Less: Unearned ESOP Shares                                            (214)                  (214)
                       Unearned MRP Shares                                       (19)                   (19)
                                                                            --------               --------
                                                                                (233)                  (233)
                                                                            --------               --------
          Total Stockholders' Equity                                           6,570                  6,751
                                                                            --------               --------

          Total Liabilities and Stockholders' Equity                        $ 50,543               $ 51,892
                                                                            ========               ========

The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended                         Six Months Ended
                                                        June 30,           June 30,               June 30,          June 30,
                                                          2002               2001                   2002              2001
                                                      ------------------------------            ------------------------------
                                                      (Unaudited)        (Unaudited)            (Unaudited)        (Unaudited)
                                                              (In Thousands)                            (In Thousands)
INTEREST INCOME
    Loans                                               $701                $442                $1,374               $  832
    Mortgage-Backed Securities                           162                 200                   339                  514
    Investment Securities                                  2                  65                     5                  146
    Other Interest-Earning Assets                         14                  92                    34                  150
                                                        ----                ----                ------               ------
          Total Interest Income                          879                 799                 1,752                1,642
                                                        ----                ----                ------               ------

INTEREST EXPENSE
    Deposits                                             411                 551                   853                1,082
    FHLB Advances                                         --                  --                    --                   27
                                                        ----                ----                ------               ------
          Total Interest Expense                         411                 551                   853                1,109
                                                        ----                ----                ------               ------

NET INTEREST INCOME BEFORE
    PROVISION  FOR  LOAN LOSSES                          468                 248                   899                  533

PROVISION FOR LOAN LOSSES                                 --                 (40)                   --                  (40)
                                                        ----                ----                ------               ------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                            468                 208                   899                  493
                                                        ----                ----                ------               ------

NON-INTEREST INCOME
    Service Charges and Fees                              89                 111                   166                  158
    Miscellaneous Income                                  16                  70                    33                   82
                                                        ----                ----                ------               ------

          Total Non-Interest Income                      105                 181                   199                  240
                                                        ----                ----                ------               ------

The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                                            Three Months Ended                         Six Months Ended
                                                        June 30,           June 30,               June 30,          June 30,
                                                          2002               2001                   2002              2001
                                                      ------------------------------            ------------------------------
                                                      (Unaudited)        (Unaudited)            (Unaudited)        (Unaudited)
                                                              (In Thousands)                            (In Thousands)
NON-INTEREST EXPENSES
    Compensation and Benefits                         $  344              $  322              $  754               $  644
    Occupancy and Equipment                               99                 110                 189                  215
    Computer                                              12                  13                  29                   25
    Professional Services                                 58                  43                  87                   68
    Real Estate Owned Expenses                             1                  --                   2                   --
    Loss on Sale of Securities                            --                  --                  --                    7
    Other                                                168                 114                 315                  202
                                                      ------              ------              ------               ------
       Total Non-Interest Expense                        682                 602               1,376                1,161
                                                      ------              ------              ------               ------

LOSS  BEFORE INCOME TAXES
    AND MINORITY INTEREST                               (109)               (213)               (278)                (428)

FEDERAL INCOME TAX BENEFIT                               (38)                (71)                (64)                (115)
                                                      ------              ------              ------               ------

LOSS BEFORE MINORITY INTEREST                            (71)               (142)               (214)                (313)

MINORITY INTEREST IN SUBSIDIARY                          (14)                 29                  29                   66
                                                      ------              ------              ------               ------

NET LOSS                                                 (85)               (113)               (185)                (247)

OTHER COMPREHENSIVE INCOME-
    NET OF INCOME TAX

    Unrealized Gains (Losses) on Securities               40                  24                   4                  220
                                                      ======              ======              ======               ======

COMPREHENSIVE INCOME (LOSS)                           $  (45)             $  (89)             $ (181)              $  (27)
                                                      ======              ======              ======               ======

LOSS PER SHARE
    Basic                                             $(0.18)             $(0.24)             $(0.38)              $(0.52)
                                                      ======              ======              ======               ======
    Fully Diluted                                     $(0.18)             $(0.24)             $(0.38)              $(0.52)
                                                      ======              ======              ======               ======

The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Six Months Ended
                                                                                         June 30,            June 30,
                                                                                          2002                2001
                                                                                       -----------         -----------
                                                                                       (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES                                                            (In Thousands)
    Net Loss                                                                            $ (185)             $ (247)
    Adjustments to Reconcile Net Loss to Net
       Cash Provided by (Used in) Operating Activities:
          Depreciation and Amortization                                                     66                 102
          Provision for Loan Losses                                                         --                  40
          Premium Amortization Net of Discount Accretion                                    33                  (7)
          Stock Dividend - FHLB                                                             (9)                (14)
          ESOP and  MRP Expense                                                             --                  44
          Increase in Accrued Interest Payable                                              --                   1
          Increase (Decrease) Increase  in Other Liabilities                                54                 (27)
          Decrease in Accrued Interest Receivable                                           13                  59
          Increase (Decrease) in Unearned Interest                                          (2)                 30
          (Increase) Decrease  in Other Assets                                             163                 (16)
          Increase (Decrease) in Deferred Loan Fees                                         (5)                 11
          Increase in Prepaid Expenses                                                      (5)               (101)
          Originations of Loans Held for Sale                                               --                (643)
          Proceeds from Sales of Loans Held for Sale                                        --                 643
          Increase in Due to Affiliates                                                     63                 108
          Decrease in Minority Interest                                                    (29)                (66)
          Loss on Sale of Securities                                                        --                   7
          Gain on Sale of Real Estate Owned                                                 --                 (46)
          Decrease in Prepaid Income Taxes                                                  --                  54
          Increase in Deferred Income Taxes                                                (52)               (115)
                                                                                        ------              ------
             Net Cash Provided by (Used in) Operating Activities                           105                (183)
                                                                                        ------              ------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities of Investment Securities - Available-for-Sale                                10               1,631
    Proceeds from Sale of Investment Securities - Available-for-Sale                        --                 298
    Purchases of Mortgage- Backed Securities - Available-for-Sale                       (3,884)                 --
    Maturities of Mortgage-Backed Securities - Available-for-Sale                        1,973               1,617
    Proceeds from Sale of Mortgage Backed Securities - Available-for-Sale                   --               8,322
    Principal Collected on Loans                                                        10,309               2,722
    Loans Made to Customers                                                            (10,731)             (9,598)
    Proceeds from Sale of Real Estate Owned                                                 --                 161
    Purchase of Furniture and Fixtures                                                     (20)               (113)
                                                                                        ------              ------
             Net Cash Provided by (Used in) Investing Activities                        (2,343)              5,040
                                                                                        ------              ------

The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                               Six Months Ended
                                                                                         June 30,            June 30,
                                                                                          2002                2001
                                                                                       -----------         -----------
                                                                                       (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES                                                            (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
    Net Increase (Decrease) in Deposits                                                   $(1,240)             $ 3,821
    Net Decrease in Advances from
       Borrowers for Taxes and Insurance                                                      (16)                 (14)
    Repayment of Federal Home Loan Advance                                                     --               (3,000)
    Dividends Paid on Common Stock                                                             --                   --
                                                                                          -------              -------
             Net Cash Provided by  (Used in) Financing Activities                          (1,256)                 807
                                                                                          -------              -------

NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                                                  (3,494)               5,664

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                               6,437                2,043
                                                                                          -------              -------


CASH AND CASH EQUIVALENTS - END OF PERIOD                                                 $ 2,943              $ 7,707
                                                                                          =======              =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash Paid During the Year for:
       Interest                                                                           $   853              $ 1,108
       Income Taxes                                                                       $    --              $    --

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
       Dividends Declared                                                                 $    --              $    --
       Real Estate Owned Acquired Through Foreclosure                                     $    --              $    67




The accompanying notes are an integral part of these consolidated financial statements.

                              Algiers Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2002

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

Note 2 - Available for Sale Securities -

            Investments and mortgage-backed securities available-for-sale at June 30, 2002 and December 31, 2001, respectively, are summarized as follows (in thousands):

                                       June 30, 2002                                    December 31, 2001
                                       -------------                                    -----------------
                                      Gross       Gross                                  Gross       Gross
                        Amortized  Unrealized   Unrealized     Fair        Amortized  Unrealized   Unrealized     Fair
                          Cost        Gains       Losses      Value          Cost        Gains       Losses       Value
                          ----        -----       ------      -----          ----        -----       ------       -----
Investments              $   360       $--        $ 3       $   357        $   370        $--         $ 3       $   367
                         =======       ===        ===       =======        =======        ===         ===       =======

GNMA Certificates        $ 1,224       $13        $ 3       $ 1,234        $ 1,391        $ 8         $ 4       $ 1,395
FNMA Certificates         13,066        29         60        13,035         10,412         43          65        10,390
FHLMC Certificates         1,984         1         10         1,975          2,592          2          18         2,576
                         -------       ---        ---       -------        -------        ---         ---       -------
                         $16,274       $43        $73       $16,244        $14,395        $53         $87       $14,361
                         =======       ===        ===       =======        =======        ===         ===       =======

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

            As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $38,400 for the six months ended June 30, 2002 based on the annual release of shares.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

            The following discussion compares the consolidated financial condition of Algiers Bancorp, Inc. and Subsidiaries at June 30, 2002 to December 31, 2001 and the results of operations for the three and six months ended June 30, 2002 with the same period in 2001. Currently, the business and management of Algiers Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

CHANGES IN FINANCIAL CONDITION

            Total assets decreased $1,349,000 or 2.60% from $51.9 million at December 31, 2001 to $50.5 million at June 30, 2002. The decrease in assets is primarily due to a decrease in cash and cash equivalents, interest earning deposits in other banks, investments, and deposits, offset by increases in mortgage backed securities and loans.

            Interest-earning deposits in other banks and investments was $1.7 million at June 30, 2002 and $4.8 million at December 31, 2001. These funds were reinvested in mortgage backed securities and loans.

            The mortgage-backed securities portfolio increased $1.9 million or 13.1% from $14.4 million at December 31, 2001 to $16.2 million at June 30, 2002, due to the purchase of mortgage-backed securities for $3.9 million offset by mortgage backed securities maturing of $2.0 million. Mortgage-backed securities amounted to $16.2 million or 32.1% of total assets at June 30, 2002, compared to $14.4 million or 27.7% of total assets at December 31, 2001.

            The Bank's loan portfolio increased $430,000 or 1.5% over the past six months from $28.1 million at December 31, 2001 to $28.5 million at June 30, 2002.

            Total deposits decreased $1.2 million or 2.8% to $43.6 million at June 30, 2002 from $44.8 million at December 31, 2001. The decrease was primarily in certificate of deposit accounts.

            Total stockholders' equity decreased by $181,000 during the past six months. This decrease was due to a net loss for the period of $185,000, offset by an increase in accumulated other comprehensive income of $4,000. Stockholders' equity at June 30, 2002 totaled $6.6 million or 13.00% of total assets compared to $6.8 million or 13.01% of total assets at December 31, 2001.

RESULTS OF OPERATIONS

            The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage-backed securities, loans and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. For the six months ended June 30, 2002, net interest income before provision for loan losses was less than total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, federal insurance premiums, and miscellaneous other expenses.

            The Company's net loss for the three months ended June 30, 2002 decreased $28,000 or 24.8% compared to the three months ended June 30, 2001. The decrease was due to an increase of $80,000 or 10.0% in interest income and a decrease of $140,000 or 25.4% in interest expense, partially offset by a decrease of $76,000 or 42.0% in non-interest income and a $80,000 or 13.2% increase in non-interest expense.

            Total interest income increased by $80,000 or 10.0% during the three months ended June 30, 2002 compared to the three months ending June 30, 2001, due to an increase in the yield on interest earning assets from 6.85 % in the quarter ended June 30, 2001 to 7.63% in the comparable period of 2002 partially offset by a decrease in the average interest-earning assets of $605,000 or 1.3%. The decrease in the average balance was primarily due to increases in loans partially offset by decreases in interest bearing deposits in other banks and principal pay-downs on mortgage backed securities and investments exceeding repurchases. Total interest expense decreased by $140,000 or 25.4% in the three months ending June 30, 2002 compared to the three months ending June 30, 2001, primarily due to a decrease in the average rate on interest-bearing liabilities to 3.9% from 5.3% over the same period in 2001 partially offset by an increase in average interest-bearing liabilities of $662,000 or 1.6% in the quarter ended June 30, 2002 over the comparable 2001 period.

            The increased net interest income of $220,000 was due to an increase in the average interest rate spread to 3.73% in the quarter ending June 30, 2002 from 1.54% in the same quarter in 2001 and an increase of $1.3 million or 24.5% in net average interest-earning assets in the quarter ended June 30, 2002 over the comparable 2001 period. The average yield on interest-earning assets increased to 7.63% during the three months ended June 30, 2002 compared to 6.85% during the three months ended June 30, 2001. The increased yield on assets was primarily due to an increase in the average rate earned on loans and mortgaged-backed securities. The average rate on deposits decreased from 5.3% during the quarter ended June 30, 2001 to 3.9% during the same quarter of 2002.

            During the quarter ended June 30, 2002 compared to the same period of 2001, non-interest income decreased $76,000 due to a decrease of $22,000 in service charges and fees and a decrease of $54,000 in miscellaneous income.

            The Bank had no provision or credit for loan losses in the three months ended June 30, 2002 compared to a provision or credit for loan losses of $40,000 in the same period in 2001. Total non performing loans at June 30, 2002 was $187,000 and June 30, 2001 was $102,000. The allowance for loan losses at June 30,2002 was $383,000 and June 30, 2001 was $300,000.

            The $80,000 increase in total non-interest expense in the three months ended June 30, 2002 was due to a $22,000 increase in compensation and benefits, a $15,000 increase in professional services, and a $54,000 increase in other expenses, partially offset by a decrease of $11,000 in occupancy and equipment.

            The $33,000 or 46.5% decrease in income tax benefit was primarily due to a decrease of $61,000 in pre tax loss for the three months ended June 30, 2002 from the comparable 2001 period.

            The Company's net loss for the six months ended June 30, 2002 decreased $62,000 or 25.1% compared to the six months ended June 30, 2001. The increase was primarily due to an increase of $110,000 or 6.7% in interest income and a decrease of $256,000 or 23.1% in interest expense, partially offset by a an decrease of $41,000 or 17.1% in non-interest income and a $215,000 or 18.5% increase in non-interest expense.

            Total interest income increased by $110,000 or 6.7% during the six months ending June 30, 2002 compared to the six months ending June 30, 2001, due to an increase in the average interest-earning assets of $3,000, which is so negligible that it results in an effective yield of 0.0%, and an increase in the yield on interest earning assets from 7.0% in the six months ended June 30, 2001 to 7.5% in the comparable period of 2002. The increase in the average balance was primarily due to increases in loans, partially offset by principal pay-downs on mortgage backed securities and investments exceeding repurchases and decreases in interest bearing deposits in other banks. Total interest expense decreased by $256,000 or 23.1% in the six months ending June 30, 2002 compared to the six months ending June 30, 2001, primarily due to a decrease in the average rate on interest-bearing liabilities to 4.0% from 5.3% over the same period in 2001 partially offset by an increase in average interest-bearing liabilities of $1.1 million or 2.5% in the period ended June 30, 2002 over the comparable 2001 period.

            The increased net interest income of $366,000 was due to an increase in the average interest rate spread to 3.5% in the first six months of 2002 from 1.7% in the first six months of 2001 and a decrease of $1.1 million or 20.1% in net average interest-earning assets in the six months ended June 30, 2002 over the comparable period 2001. The average yield on interest earning assets increased to 7.5% during the six months ended June 30, 2002 compared to 7.0% during the six months ended June 30, 2001. The increased yield on assets was primarily due to an increase in the yield on loans. The average rate on deposits decreased from 5.3% during the first six months of 2001 to 4.0% during the first six months of 2002.

            During the six months ended June 30, 2002 compared to the same period of 2001, non-interest income decreased $41,000 due to a decrease of $49,000 in miscellaneous income partially offset by a $8,000 increase in service charges and fees.

            The Bank had no provision for loan losses for the six months ended June 30, 2002 and a $40,000 provision in the same period in 2001. Total non-performing loans at June 30, 2002 and December 31, 2001 was $187,000 and $479,000, respectively and the allowance for loan losses at June 30, 2002 and December 31, 2001 was $383,000 and $415,000, respectively.

            The $215,000 increase in total non-interest expense in the six months ended June 30, 2002 was due to a $110,000 increase in compensation and benefits related to the increased loan business, a $113,000 increase in other expenses, and an increase of $19,000 in professional services, partially offset by a $26,000 decrease in occupancy and equipment.

            The $51,000 or 44.4% decrease in income tax benefit was primarily due to a decrease of $113,000 in pre-tax income for the six months ended June 30, 2002 from the comparable 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

            All savings institutions are required to maintain an average daily balance of liquid assets in accordance with management's policy. The average daily balance is based on a certain percentage of the sum of its daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time depending upon economic conditions and savings flows of the savings institution. At June 30, 2002, the Bank's liquidity was 41.9%.

            The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0%, and 8.0%, respectively. At June 30, 2002, the Bank's tangible and core capital both amounted to $6.4 million or 12.6% of adjusted total assets of $50.3 million, and the Bank's risk-based capital amounted to $6.7 million or 21.4% of adjusted risk-weighted assets of $31.4 million.

            As of June 30, 2002, the Bank's unaudited regulatory capital requirements are as indicated in the following table:

                                                Tangible         Core         Risk-Based
                                                Capital         Capital         Capital
                                                --------        -------        ----------
                                                         (Dollars in Thousands)
GAAP Capital                                      6,334           6,334           6,334
Additional Capital Items:
      General Valuation Allowance                     -               -             369
      Unrealized Loss on Securities -
         Available for Sale                          22              22              22
                                                  -----           -----           -----
Regulatory Capital                                6,356           6,356           6,725

Minimum Capital Requirement                         755           1,510           2,509
                                                  -----           -----           -----
Regulatory Capital Excess                         5,601           4,846           4,216
Regulatory Capital as a Percentage                12.63 %         12.63 %         21.44 %
Minimum Capital Required as
      a Percentage                                 1.50 %          3.00 %          8.00 %

            Based on the above capital ratios, the Bank meets the criteria for a "well capitalized" institution at June 30, 2002. The Bank's management believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy of the Bank's area, could adversely affect future earnings.

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


         (b)      Reports on Form 8-K:

                  No reports on Form 8-K was filed by the Registrant during the quarter ended June 30, 2002.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ALGIERS BANCORP, INC.



Date:  August 9, 2002                    By:      /s/ Francis M. Minor
                                             -----------------------------------
                                                  Francis M. Minor
                                                  Executive Vice-President