Form 10QSB
period 2002-09-30
ALGIERS BANCORP INC
filed 2002-11-13
CIK 1011296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002


[ ] TRANSITION REPORT UNDER SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of Common Stock outstanding on November 8, 2002: 505,520


Transitional Small Business Disclosure Format (check one):   Yes      No  X
                                                                 ---     ---

                              ALGIERS BANCORP, INC.
                       QUARTERLY REPORT ON FORM 10-QSB FOR
                      THE QUARTER ENDED SEPTEMBER 30, 2002


                                                                                                        PAGE
PART I - FINANCIAL INFORMATION

     Interim Financial Information required by Rule 10-01 of Regulation S-X and
     Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

         Item 1.  Financial Statements

              Consolidated Statements Of Financial Condition (Unaudited) at
              September 30, 2002 and December 31, 2001...........................................         1

              Consolidated Statements Of Operations (Unaudited) For the Three
              and Nine Months Ended September 30, 2002 and 2001..................................         3

              Consolidated Statements Of Cash Flows (Unaudited) For the
              Nine Months Ended September 30, 2002 and 2001......................................         5

              Notes to Consolidated Financial Statements.........................................         7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................         8

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K...............................................        12

         EXHIBIT 99  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.....        13


                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                          September 30,  December 31,
                                                              2002         2001
                                                          ------------   -----------
                                                           (Unaudited)
                                                                (In Thousands)

Cash and Cash Equivalents                                    $ 1,945      $ 1,964
Interest-Bearing Deposits in Other Banks                       5,650        4,473
Investments Available-for-Sale - at Fair Value (Note 2)          352          367
Loans Receivable - Net                                        30,108       28,112
Mortgage Loans Held for Resale                                    --           --
Mortgage-Backed Securities - Available-for-Sale -
       at Fair Value  (Note 2)                                12,344       14,361
Stock in Federal Home Loan Bank                                  623          609
Accrued Interest Receivable                                      233          251
Real Estate Owned - Net                                          203          203
Office Properties and Equipment, at Cost - Furniture,
       Fixtures and Equipment, Less Accumulated
       Depreciation of $687 and $831,  respectively              615          690
Prepaid Expenses                                                  79           40
Deferred Taxes                                                   484          623
Other Assets                                                      23          199
                                                             -------      -------

                   Total Assets                              $52,659      $51,892
                                                             =======      =======


The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            September 30,  December 31,
                                                                2002          2001
                                                            ------------   --------------
          LIABILITIES                                        (Unaudited)
                                                                  (In Thousands)
Deposits :
    Interest Bearing                                          $ 44,099       $ 43,411
    Non-Interest Bearing                                         1,340          1,450
Advance Payments from Borrowers for
    Insurance and Taxes                                             68             57
Accrued Interest Payable on Depositors' Accounts                    13              9
Due to Affiliates                                                   --            345
Other Liabilities                                                  296             79
                                                              --------       --------
                                                                45,816         45,351

Minority Interest in Subsidiary                                     --           (210)
                                                              --------       --------
          Total Liabilities                                     45,816         45,141
                                                              --------       --------

          STOCKHOLDERS' EQUITY

Preferred Stock - Par Value $.01; 5,000,000 Shares
    Authorized; 0 Shares Issued and Outstanding                     --             --
Common Stock - Par Value $.01
    10,000,000 Shares Authorized, 648,025  Issued Shares             6              6
Paid-in Capital in Excess of Par                                 6,108          6,108
Retained Earnings                                                2,716          2,716
Treasury Stock - 142,505 Shares, at Cost                        (1,821)        (1,821)
Accumulated Other Comprehensive Income (Loss)                       63            (25)
                                                              --------       --------
                                                                 7,072          6,984
                                                              --------       --------

          Less: Unearned ESOP Shares                              (214)          (214)
                       Unearned MRP Shares                         (15)           (19)
                                                              --------       --------
                                                                  (229)          (233)
                                                              --------       --------

          Total Stockholders' Equity                             6,843          6,751
                                                              --------       --------

          Total Liabilities and Stockholders' Equity          $ 52,659       $ 51,892
                                                              ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended                    Nine Months Ended
                                             September 30,      September 30,      September 30,      September 30,
                                                 2002               2001               2002               2001
                                               -------            -------             -------            -------
                                            (Unaudited)         (Unaudited)         (Unaudited)       (Unaudited)
                                                   (In Thousands)                          (In Thousands)
INTEREST INCOME
    Loans                                      $   313            $   537             $ 1,687            $ 1,369
    Mortgage-Backed Securities                     198                178                 537                692
    Investment Securities                            2                 41                   7                187
    Other Interest-Earning Assets                   24                 80                  58                230
                                               -------            -------             -------            -------
          Total Interest Income                    537                836               2,289              2,478
                                               -------            -------             -------            -------
INTEREST EXPENSE
    Deposits                                       402                540               1,255              1,622
    FHLB Advances                                   --                 --                  --                 27
                                               -------            -------             -------            -------
          Total Interest Expense                   402                540               1,255              1,649
                                               -------            -------             -------            -------
NET INTEREST INCOME BEFORE
    PROVISION  FOR  LOAN LOSSES                    135                296               1,034                829

PROVISION FOR LOAN LOSSES                           --                (60)                 --               (100)
                                               -------            -------             -------            -------
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                      135                236               1,034                729
                                               -------            -------             -------            -------
NON-INTEREST INCOME
    Service Charges and Fees                       410                138                 576                296
    Miscellaneous Income                           259                 11                 292                 93
                                               -------            -------             -------            -------
          Total Non-Interest Income                669                149                 868                389
                                               -------            -------             -------            -------


The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                                            Three Months Ended                    Nine Months Ended
                                                     September 30,        September 30,      September 30,      September 30,
                                                         2002                2001               2002                2001
                                                       -------             -------             -------             -------
                                                     (Unaudited)         (Unaudited)         (Unaudited)        (Unaudited)
                                                             (In Thousands)                          (In Thousands)
NON-INTEREST EXPENSES
    Compensation and Benefits                          $   228             $   353             $   982             $   997
    Occupancy and Equipment                                 79                 118                 268                 333
    Computer                                                10                  21                  39                  46
    Professional Services                                   42                  40                 129                 108
    Real Estate Owned Expenses                              (2)                 --                  --                  --
    Loss on Sale of Securities                              --                  --                  --                   7
    Other                                                  106                 134                 420                 336
                                                       -------             -------             -------             -------
       Total Non-Interest Expense                          463                 666               1,838               1,827
                                                       -------             -------             -------             -------
INCOME (LOSS)  BEFORE INCOME
    TAXES AND MINORITY INTEREST                            341                (281)                 63                (709)

FEDERAL INCOME TAX
    EXPENSE (BENEFIT)                                      144                 (73)                 80                (188)
                                                       -------             -------             -------             -------

INCOME BEFORE MINORITY INTEREST                            197                (208)                (17)               (521)

MINORITY INTEREST IN SUBSIDIARY                            (12)                 40                  17                 106
                                                       -------             -------             -------             -------

NET INCOME (LOSS)                                          185                (168)                 --                (415)

OTHER COMPREHENSIVE INCOME-
    NET OF INCOME TAX

    Unrealized Gains (Losses) on Securities                 84                  24                  88                 244
                                                       =======             =======             =======             =======

COMPREHENSIVE INCOME (LOSS)                            $   269             $  (144)            $    88             $  (171)
                                                       =======             =======             =======             =======

EARNINGS (LOSS) PER SHARE
    Basic                                              $  0.38             $ (0.24)            $    --             $ (0.52)
                                                       =======             =======             =======             =======
    Fully Diluted                                      $  0.38             $ (0.24)            $    --             $ (0.52)
                                                       =======             =======             =======             =======


The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Nine Months Ended
                                                                                   September 30,        September 30,
                                                                                       2002                 2001
                                                                                     --------             --------
                                                                                   (Unaudited)            (Unaudited)
                                                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                                                $     --             $   (415)
    Adjustments to Reconcile Net Income (Loss) to Net
       Cash Provided by (Used in) Operating Activities:
          Depreciation and Amortization                                                    95                  152
          Provision for Loan Losses                                                        --                  100
          Premium Amortization Net of Discount Accretion                                   38                    1
          Stock Dividend - FHLB                                                           (14)                 (20)
          ESOP and  MRP Expense                                                             4                   66
          Increase (Decrease) in Accrued Interest Payable                                   4                   (2)
          Increase (Decrease) Increase  in Other Liabilities                              217                  (25)
          Decrease in Accrued Interest Receivable                                          18                  111
          Decrease in Unearned Interest                                                    (1)                  (6)
          (Increase) Decrease  in Other Assets                                            176                  (18)
          Increase (Decrease) in Deferred Loan Fees                                         5                   (6)
          Increase in Prepaid Expenses                                                    (39)                 (99)
          Increase (Decrease) in Due to Affiliates                                       (345)                 169
          Increase (Decrease) in Minority Interest                                        210                 (105)
          (Gain) Loss on Sale of Securities                                               (89)                   7
          Gain on Sale of Real Estate Owned                                                --                  (46)
          Decrease in Prepaid Income Taxes                                                 --                   54
          (Increase) Decrease  in Deferred Income Taxes                                    94                 (188)
                                                                                     --------             --------
             Net Cash Provided by (Used in) Operating Activities                          373                 (270)
                                                                                     --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities of Investment Securities - Available-for-Sale                               15                4,619
    Proceeds from Sale of Investment Securities - Available-for-Sale                       --                  298
    Purchases of Mortgage- Backed Securities - Available-for-Sale                      (4,392)              (1,782)
    Maturities of Mortgage-Backed Securities - Available-for-Sale                       2,658                2,428
    Proceeds from Sale of Mortgage Backed Securities - Available-for-Sale               3,935                8,322
    Principal Collected on Loans                                                       13,512                6,264
    Loans Made to Customers                                                           (15,512)             (16,736)
    Proceeds from Sale of Real Estate Owned                                                --                  161
    Purchase of Furniture and Fixtures                                                    (20)                (165)
                                                                                     --------             --------
             Net Cash Provided by Investing Activities                                    196                3,409
                                                                                     --------             --------


The accompanying notes are an integral part of these consolidated financial statements.

                     ALGIERS BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                      Nine Months Ended
                                                                September 30,     September 30,
                                                                    2002              2001
                                                                  -------            -------
                                                                (Unaudited)       (Unaudited)
                                                                       (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
    Net Increase in Deposits                                      $   578            $ 6,395
    Net Increase (Decrease) in Advances from
       Borrowers for Taxes and Insurance                               11                (12)
    Repayment of Federal Home Loan Advance                             --             (3,000)
    Dividends Paid on Common Stock                                     --                 --
                                                                  -------            -------
             Net Cash Provided by Financing Activities                589              3,383
                                                                  -------            -------
NET INCREASE IN CASH AND
         CASH EQUIVALENTS                                           1,158              6,522

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                       6,437              2,043
                                                                  -------            -------


CASH AND CASH EQUIVALENTS - END OF PERIOD                         $ 7,595            $ 8,565
                                                                  =======            =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash Paid During the Year for:
       Interest                                                   $ 1,251            $ 1,651
       Income Taxes                                               $    --            $    --

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
       Dividends Declared                                         $    --            $    --
       Real Estate Owned Acquired Through Foreclosure             $    --            $    --


The accompanying notes are an integral part of these consolidated financial statements.

                              Algiers Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2002

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

            During 1998, the Company formed Algiers.Com, Inc., a subsidiary that owns a 51% interest in Planet Mortgage, LLC. Planet Mortgage, LLC is engaged in the solicitation of mortgage loans through its Internet site. On July 31, 2002, Planet Mortgage, LLC was sold and Algiers.Com, Inc. was dissolved.

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Algiers Bank & Trust. In consolidation, significant inter-company accounts, transactions, and profits have been eliminated.

Note 2 - Available for Sale Securities -

            Investments and mortgage-backed securities available-for-sale at September 30, 2002 and December 31, 2001, respectively, are summarized as follows (in thousands):

                                   September 30, 2002                                December 31, 2001
                                   ------------------                                -----------------
                                      Gross        Gross                                 Gross         Gross
                        Amortized   Unrealized   Unrealized     Fair      Amortized    Unrealized    Unrealized     Fair
                          Cost        Gains        Losses       Value        Cost         Gains       Losses        Value
                        -------      -------      -------      -------      -------      -------      -------      -------
Investments             $   355      $    --      $     3      $   352      $   370      $    --      $     3      $   367
                        =======      =======      =======      =======      =======      =======      =======      =======

GNMA Certificates       $ 1,162      $    19      $     3      $ 1,178      $ 1,391      $     8      $     4      $ 1,395
FNMA Certificates         8,723          130           48        8,805       10,412           43           65       10,390
FHLMC Certificates        2,361            7            7        2,361        2,592            2           18        2,576
                        -------      -------      -------      -------      -------      -------      -------      -------
                        $12,246      $   156      $    58      $12,344      $14,395      $    53      $    87      $14,361
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

            As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of unearned ESOP shares. ESOP compensation expense was $57,600 for the nine months ended September 30, 2002 based on the annual release of shares.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

            The following discussion compares the consolidated financial condition of Algiers Bancorp, Inc. and Subsidiary at September 30, 2002 to December 31, 2001 and the results of operations for the three and nine months ended September 30, 2002 with the same period in 2001. Currently, the business and management of Algiers Bancorp, Inc., is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

CHANGES IN FINANCIAL CONDITION

            Total assets increased $767,000 or 1.48% from $51.9 million at December 31, 2001 to $52.7 million at September 30, 2002. The increase in assets is primarily due to an increase in cash and cash equivalents, interest earning deposits in other banks, loans and deposits, offset by decreases in mortgage backed securities and investments.

            Interest-earning deposits in other banks and investments was $6.0 million at September 30, 2002 and $4.8 million at December 31, 2001. These funds were provided by maturities of securities.

            The mortgage-backed securities portfolio decreased $2.1 million or 14.0% from $14.4 million at December 31, 2001 to $12.3 million at September 30, 2002, due to the sale of mortgage-backed securities for $3.9 million, maturities of $2.7 million, offset by purchases of $4.4 million. Mortgage-backed securities amounted to $12.3 million or 23.4% of total assets at September 30, 2002, compared to $14.4 million or 27.7% of total assets at December 31, 2001.

            The Bank's loan portfolio increased $2.0 million or 7.1% over the past nine months from $28.1 million at December 31, 2001 to $30.1 million at September 30, 2002.

            Total deposits increased $578,000 or 1.3% to $45.4 million at September 30, 2002 from $44.9 million at December 31, 2001. The increase was primarily in certificate of deposit accounts.

            Total stockholders' equity increased by $92,000 during the past nine months. This increase was primarily due to an increase in accumulated other comprehensive income of $88,000 for the period. Stockholders' equity at September 30, 2002 totaled $6.8 million or 12.99% of total assets compared to $6.7 million or 13.01% of total assets at December 31, 2001.

RESULTS OF OPERATIONS

            The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage-backed securities, loans and investment securities, and interest expense on interest-bearing deposits and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. The Company's profitability also is dependent, to a lesser extent, on the level of its non-interest income, provision for loan losses, non-interest expense and income taxes. For the nine months ended September 30, 2002, net interest income before provision for loan losses was less than total non-interest expense. Total non-interest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, federal insurance premiums, and miscellaneous other expenses.

            The Company's net income for the three months ended September 30, 2002 increased $353,000 or 210.1% compared to the three months ended September 30, 2001. The increase was due to an increase of $520,000 or 349.0% in non-interest income, a decrease of $138,000 or 25.6% in interest expense, and a decrease of $203,000 or 30.5% in non-interest expense, partially offset by a decrease of $299,000 or 35.8% in interest income.

            Total interest income decreased by $299,000 or 35.8% during the three months ended September 30, 2002 compared to the three months ending September 30, 2001, due to a decrease in the yield on interest earning assets from 6.97 % in the quarter ended September 30, 2001 to 4.39% in the comparable period of 2002 and an increase in the average interest-earning assets of $929,000 or 1.9%. The increase in the average balance was primarily due to increases in loans, partially offset by decreases in interest bearing deposits in other banks and principal pay-downs on mortgage backed securities and investments exceeding repurchases. Total interest expense decreased by $138,000 or 25.6% in the three months ending September 30, 2002 compared to the three months ending September 30, 2001, primarily due to a decrease in the average rate on interest-bearing liabilities to 3.7% from 5.1% over the same period in 2001, partially offset by an increase in average interest-bearing liabilities of $865,000 or 2.0% in the quarter ended September 30, 2002 over the comparable 2001 period.

            The decreased net interest income of $161,000 was due to a decrease in the average interest rate spread to 0.68% in the quarter ending September 30, 2002 from 1.88% in the same quarter in 2001, partially offset by an increase of $64,000 or 1.2% in net average interest-earning assets in the quarter ended September 30, 2002 over the comparable 2001 period. The average yield on interest-earning assets decreased to 4.39% during the three months ended September 30, 2002 compared to 6.97% during the three months ended September 30, 2001. The decreased yield on assets was primarily due to a decrease in the average rate earned on loans, investment securities, and other interest earning assets. The average rate on deposits decreased from 5.2% during the quarter ended September 30, 2001 to 3.7% during the same quarter of 2002.

            During the quarter ended September 30, 2002 compared to the same period of 2001, non-interest income increased $520,000 due to an increase of $272,000 in service charges and fees and an increase of $248,000 in miscellaneous income, related to the sale of Planet Mortgage.

            The Bank had no provision or credit for loan losses in the three months ended September 30, 2002 compared to a provision or credit for loan losses of $60,000 in the same period in 2001. Total non performing loans at September 30, 2002 was $215,000 and September 30, 2001 was $305,000. The
allowance for loan losses at September 30,2002 was $644,000 and September 30, 2001 was $620,000.

            The $203,000 decrease in total non-interest expense in the three months ended September 30, 2002 was due to a $125,000 decrease in compensation and benefits, a $30,000 decrease in other expenses, a $39,000 decrease in occupancy and equipment, and a $11,000 decrease in computer expenses, partially offset by an $2,000 increase in professional services.

            The $217,000 or 297.3% decrease in income tax benefit was primarily due to an increase of $570,000 in pre-tax income for the three months ended September 30, 2002 compared to a pre-tax loss for the 2001 period.

            The Company's net income for the nine months ended September 30, 2002 increased $415,000 or 100% compared to the nine months ended September 30, 2001. The increase was primarily due to an increase of $479,000 or 123.1% in non-interest income and a decrease of $394,000 or 23.9% in interest expense, partially offset by a an decrease of $189,000 or 7.6% in interest income and a $11,000 or 0.6% increase in non-interest expense.

            Total interest income decreased by $189,000 or 7.6% during the nine months ending September 30, 2002 compared to the nine months ending September 30, 2001, due to an increase in the average interest-earning assets of $70,000, or 0.1%, partially offset by a decrease in the yield on interest earning assets from 6.9% in the nine months ended September 30, 2001 to 6.4% in the comparable period of 2002. The increase in the average balance was primarily due to increases in loans, partially offset by principal pay-downs on mortgage backed securities and investments exceeding repurchases and decreases in interest bearing deposits in other banks. Total interest expense decreased by $394,000 or 23.9% in the nine months ending September 30, 2002 compared to the nine months ending September 30, 2001, primarily due to a decrease in the average rate on interest-bearing liabilities to 3.9% from 5.2% over the same period in 2001, partially offset by an increase in average interest-bearing liabilities of $329,000 or 0.8% in the period ended September 30, 2002 over the comparable 2001 period.

            The increased net interest income of $205,000 was due to an increase in the average interest rate spread to 2.4% in the first nine months of 2002 from 1.7% in the first nine months of 2001, partially offset by a decrease of $259,000 or 4.7% in net average interest-earning assets in the nine months ended September 30, 2002 over the comparable period 2001. The average yield on interest earning assets decreased to 6.4% during the nine months ended September 30, 2002 compared to 6.9% during the nine months ended September 30, 2001. The decreased yield on assets was primarily due to a decrease in the yield on loans. The average rate on deposits decreased from 5.2% during the first nine months of 2001 to 3.9% during the first nine months of 2002.

            During the nine months ended September 30, 2002 compared to the same period of 2001, non-interest income increased $479,000 due to an increase of $280,000 in service charges and fees and an increase of 199,000 in miscellaneous income.

            The Bank had no provision for loan losses for the nine months ended September 30, 2002 and a $100,000 provision in the same period in 2001. Total non-performing loans at September 30, 2002 and September 30, 2001 was $215,000 and $305,000, respectively and the allowance for loan losses at September 30, 2002 and September 30, 2001 was $644,000 and $620,000, respectively.

            The $11,000 increase in total non-interest expense in the nine months ended September 30, 2002 was due to a $84,000 increase in other expenses, a $21,000 increase in professional services, partially offset by a $15,000 decrease in compensation and benefits, a $65,000 decrease in occupancy and equipment, and a $7,000 decrease in computer expenses.

            The $268,000 or 142.6% decrease in income tax benefit was primarily due to an increase of $683,000 in pre-tax income for the nine months ended September 30, 2002 as compared to a pre-tax loss for the 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

            All savings institutions are required to maintain an average daily balance of liquid assets in accordance with management's policy. The average daily balance is based on a certain percentage of the sum of its daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time depending upon economic conditions and savings flows of the savings institution. At September 30, 2002, the Bank's liquidity was 42.5%.

            The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0%, and 8.0%, respectively. At September 30, 2002, the Bank's tangible and core capital both amounted to $6.5 million or 12.4% of adjusted total assets of $52.5 million, and the Bank's risk-based capital amounted to $6.9 million or 20.4% of adjusted risk-weighted assets of $33.5 million.

            As of September 30, 2002, the Bank's unaudited regulatory capital requirements are as indicated in the following table:

                                               Tangible       Core       Risk-Based
                                               Capital       Capital       Capital
                                               -------       -------       -------
                                                       (Dollars in Thousands)

GAAP Capital                                   $ 6,544       $ 6,544       $ 6,544
Additional Capital Items:
      General Valuation Allowance                   --            --           369
      Unrealized (Gain) Loss Securities -
         Available for Sale                        (63)          (63)          (63)
                                               -------       -------       -------
Regulatory Capital                               6,481         6,481         6,850

Minimum Capital Requirement                        787         1,574         2,684
                                               -------       -------       -------
Regulatory Capital Excess                      $ 5,694       $ 4,907       $ 4,166
Regulatory Capital as a Percentage               12.35 %       12.35 %       20.42 %
Minimum Capital Required as
      a Percentage                                1.50 %        3.00 %        8.00 %

            Based on the above capital ratios, the Bank meets the criteria for a "well capitalized" institution at September 30, 2002. The Bank's management believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy of the Bank's area, could adversely affect future earnings.

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


            (b)   Reports on Form 8-K:

                  One report on Form 8-K was filed by the Registrant during the quarter ended September 30, 2002.


(*) Incorporated herein by reference to the Company's Form 8-K filed by the Company with the SEC on August 1, 2002.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ALGIERS BANCORP, INC.



Date:  November 8, 2002                            By:  /s/ Francis M. Minor
                                                        ------------------------
                                                        Francis M. Minor
                                                        Acting President

                      CERIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Algiers Bancorp, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I Francis
M. Minor, Executive Vice-President of the Company, certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 8, 2002                            By:  /s/ Francis M. Minor
                                                        ------------------------
                                                        Francis M. Minor
                                                        Acting President